Form 10-Q
period 1997-12-31
HOLTS CIGAR HOLDINGS INC
filed 1998-02-13
CIK 1045549

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 1997         Commission file number 0-23403
                      -----------------                                -------


                           HOLT'S CIGAR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)



                    Delaware                               51-0350003
               ------------------                      --------------------
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)


            12270 Townsend Road
         Philadelphia, Pennsylvania                        19154
        ------------------------------                  ----------
    (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (215) 676-8778

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

         The number of shares outstanding of the Registrant's common stock (par value $0.001 per share) was 5,770,000 as of February 12, 1998.

                           HOLT'S CIGAR HOLDINGS, INC.
                                AND SUBSIDIARIES


                               INDEX TO FORM 10-Q

                                                                                   Page
                                                                                   ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of March 31, 1997
                  and December 31, 1997 (Unaudited)                                 3

                  Consolidated Statements of Operations for the Three Month
                  Periods ended December 31, 1996 and 1997 and the Nine Month
                  Periods ended December 31, 1996
                  and 1997 (Unaudited)                                              4

                  Consolidated Statements of Cash Flows for the
                  Nine Month Periods ended December 31, 1996 and
                  1997 (Unaudited)                                                  5

                  Notes to Consolidated Financial Statements                        6

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                        8

PART II - OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                         9


         Item 6.  Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                         11


                  Holt's Cigar Holdings, Inc. and Subsidiaries
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------




                                                                                   December 31, 1997
                                                                March 31, 1997       (unaudited)
                                                                --------------     -----------------
Current assets:
  Cash                                                           $    515,520         $ 16,708,905
  Accounts receivable - net of allowance
    for doubtful accounts of $34,500 and
    $100,000 (unaudited) at March 31, 1997,
    and December 31, 1997                                           1,235,669            1,395,320
  Inventory                                                         2,583,877            3,318,910
  Loan receivable - officer                                            23,396                 --
  Prepaid expenses and other current assets                            51,408              152,290
                                                                 ------------         ------------

                  Total current assets                              4,409,870           21,575,425

Property and equipment, net                                           848,226            1,495,583
Deposits                                                               15,495               15,495
Goodwill                                                                 --                243,742
Other assets - net of accumulated amortization of
  $104,036 and $126,229 (unaudited) at March 31,
  1997 and December 31, 1997                                          131,919              126,194
                                                                 ------------         ------------

Total assets                                                     $  5,405,510         $ 23,456,439
                                                                 ------------         ------------

Current liabilities:
  Current portion of long-term debt                              $    129,441         $         --
  Accounts payable                                                    892,999              912,302
  Due to related party                                                713,800              453,336
  Accrued expenses and other current liabilities                      165,870              479,595
  Income taxes payable                                                296,351              863,595
  Short-term debt - stockholder distribution                             --                240,000
                                                                 ------------         ------------

                  Total current liabilities                         2,198,461            2,948,828

Long-term debt - less current portion                                 182,440                 --

Stockholders' equity:
  Preferred stock  $.001 par value,
  1,000,000 shares authorized, none issued                               --                   --

  Common stock $.001 par value,
  25,000,000 shares authorized 5,770,000 issued
  and outstanding                                                      91,114                5,770
  Additional paid-in capital                                          303,607           17,609,374
  Retained earnings                                                 2,679,888            2,892,467
                                                                 ------------         ------------

                                                                   3 ,074,609           20,507,611
  Treasury stock, 18,000 shares at cost                               (50,000)                --
                                                                 ------------         ------------
  Total stockholders' equity                                        3,024,609           20,507,611
                                                                 ------------         ------------

Total liabilities and stockholders' equity                       $  5,405,510         $ 23,456,439
                                                                 ============         ============


                 See accompanying notes to financial statements

                  Holt's Cigar Holdings, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------



                                                       Three Months Ended                  Nine Months Ended
                                                           December 31,                       December 31,
                                                   ---------------------------      -----------------------------
                                                      1996             1997            1996              1997
                                                      ----             ----            ----              ----
Net sales                                          $ 4,957,383      $ 8,591,984      $12,567,716      $22,016,387
Cost of goods sold                                   2,730,380        4,759,196        6,875,557       12,078,075
                                                   -----------      -----------      -----------      -----------
Gross profit                                         2,227,003        3,832,788        5,692,159        9,938,312
Operating expenses                                   1,186,955        2,135,227        3,430,534        5,029,381
                                                   -----------      -----------      -----------      -----------
Income from operations                               1,040,048        1,697,561        2,261,625        4,908,931
Other income                                             7,608           34,600           18,876           67,915
                                                   -----------      -----------      -----------      -----------
Income before income tax expense                     1,047,656        1,732,161        2,280,501        4,976,846
Income tax expense                                     135,574          396,806          682,652        1,272,618
                                                   -----------      -----------      -----------      -----------
Net income                                         $   912,082      $ 1,335,355      $ 1,597,849      $ 3,704,228
                                                   -----------      -----------      -----------      -----------
Pro forma income data:
Income before income tax expense, as reported      $ 1,047,656      $ 1,732,161      $ 2,280,501      $ 4,976,846
Pro forma amortization of goodwill                       3,000            3,000            9,000            9,000
                                                   -----------      -----------      -----------      -----------
Pro forma income before income tax expense           1,044,656        1,729,161        2,271,501        4,967,846
Pro forma income taxes                                 417,862          691,664          908,600        1,987,138
                                                   -----------      -----------      -----------      -----------
Pro forma net income                               $   626,794      $ 1,037,497      $ 1,362,901      $ 2,980,708
                                                   -----------      -----------      -----------      -----------
Pro forma net income per share
(basic and diluted)                                $       .16      $       .23      $       .34      $       .71
                                                   -----------      -----------      -----------      -----------
Pro forma weighted average number of shares          4,020,000        4,603,000        4,020,000        4,214,443




                 See accompanying notes to financial statements

                  Holt's Cigar Holdings, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------



                                                                         Nine Months Ended
                                                                             December 31
                                                                      ----------------------
                                                                      1996              1997
                                                                      ----              ----
Cash flows from operating activities:
    Net income                                                   $  1,597,849       $  3,704,228
    Adjustments to reconcile net income
      to net cash provided by operations:
         Allowance for doubtful accounts                                 --               65,500
         Depreciation and amortization                                114,192            105,680
         Increase in:
            Accounts receivable                                      (409,710)          (225,151)
            Inventory                                                (575,890)          (735,033)
            Prepaid expenses and other                                (26,195)          (100,882)
    Increase (decrease) in:                                              --
      Accounts payable and due to related party                       367,000           (241,161)
      Accrued expenses and other current liabilities                  (16,724)           399,616
      Income taxes payable                                            (14,889)           567,244
                                                                 ------------       ------------

         Net cash provided by operating activities                  1,035,633          3,540,041
                                                                 ------------       ------------

Cash flows from investing activities:
     Purchase of property, equipment and other assets                (141,372)          (722,762)
     Proceeds from (advances on) loan receivable-officer               (4,566)            23,396
                                                                 ------------       ------------
         Net cash used in investing activities                       (145,938)          (699,366)
                                                                 ------------       ------------

Cash flows from financing activities:
    Payments on long-term debt                                       (191,606)        (3,461,881)
    Proceeds from issuance of common stock                                            17,902,500
    Expenses paid in connection with common stock offering                              (570,909)
    Stockholder distributions                                        (254,500)        (3,667,000)
    Proceeds from long-term debt                                         --            3,150,000
                                                                 ------------       ------------
         Net cash provided by (used in) financing activities         (446,106)        13,352,710
                                                                 ------------       ------------
Net increase in cash                                                  443,589         16,193,385
                                                                 ------------       ------------
Cash - beginning of period                                            639,450            515,520
Cash - end of period                                             $  1,083,039       $ 16,708,905
                                                                 ------------       ------------

Supplemental disclosures:
    Interest paid                                                $     63,433       $     46,137
                                                                 ------------       ------------
    Income taxes paid                                            $    307,180       $    683,151
                                                                 ------------       ------------
Supplementary information regarding non-cash
investing and financing activities:

    Non-cash acquisition of property                             $     20,000       $       --
                                                                 ------------       ------------

                 See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


(1) Basis of Presentation

The consolidated financial statements included herein include the accounts Holt's Cigar Holdings, Inc. and its wholly owned subsidiaries (the Company). The Company is engaged in the wholesale and retail sale of premium cigars and cigar-related accessories.

These financial statements have been prepared by management without audit but in accordance with generally accepted accounting principals applicable to interim financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the audited combined financial statements and notes thereto for the year ended March 31, 1997 contained in the Company's Registration Statement on Form S-1 (Registration No. 333-36263) dated November 24, 1997 as filed with the Securities and Exchange Commission. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature. The results of operations for the three month and nine month periods ended December 31, 1996 and 1997 are not necessarily indicative of the operating results to be expected for a full year.

(2) Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures.


(3) Adoption of Recently Issued Accounting Standard

The Company has adopted Statement of Financial Accounting Standard No. 128 "Earnings Per Share" (SFAS No. 128) for the periods ended December 31, 1997, as required. This statement requires companies to present basic earnings per share, and if applicable, diluted earnings per share. Comparable prior periods have been restated in accordance with the standard's transition provisions.

(4) Equity Offering

In November 1997, the Company completed its reorganization and an initial public offering of 1,750,000 shares of its common stock. The net proceeds to the Company, after deducting underwriting discounts and commissions and expenses were $17,031,500. The net proceeds were recorded as an increase to additional paid in capital and common stock. The proceeds were used, in part, to retire long-term debt and short-term debt to fund the stockholder distribution made in conjunction with the reorganization.

(5) Pro Forma Information

Pro Forma Income Taxes

On November 24, 1997 the Company terminated the S Corporation status of Ashton Distributors, Inc. (one of the wholly owned subsidiaries) and converted it to C Corporation status. As an S Corporation, the net income of this entity for federal and state income tax purposes was taxable directly to the Company's shareholder. The Company's future earnings will be subject to corporate income taxes.

The pro forma provision for income taxes represents the income tax provisions that would have been reported had the Company been a C Corporation for each of the periods.

Pro Forma Net Income Per Share

The computation of pro forma earnings per share is based on the weighted average number of outstanding common shares during the period plus common stock equivalents, if dilutive. The Company has certain stock options (for 482,400 shares) outstanding with exercise prices less than the current market price for which controlling stockholder has agreed that upon exercise of any such options he will contribute to the capital of the Company one share of common stock for each share purchased pursuant to those options, thereby reducing his ownership interest.


(6) Supplemental Pro Forma Earnings Per Share Information

In accordance with SFAS No. 128, the Company has presented basic and diluted earnings per share in its consolidated statements of operations. The Securities and Exchange Commission requires that the Company disclose the effects of the incremental number of shares required to fund distributions to the shareholder of Ashton Distributors, Inc. in excess of earnings for the preceding 12 months. The inclusion of such additional shares would decrease pro forma earnings per share by $.01 and $.02 per share for the three and nine month periods ended December 31, 1997, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors. For information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under the heading "Risk Factors" in the Company's registration statement on Form S-1 (Registration No. 333-36263) dated November 24, 1997 as filed with the Securities and Exchange Commission.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items in the Company's statement of operations for the periods indicated:

                            Three months ended            Nine months ended
                               December 31,                  December 31,
                            ------------------           ------------------

                             1996        1997             1996          1997
                             ----        ----             ----          ----
Net sales                   100.0%      100.0%           100.0%        100.0%
Cost of goods sold           55.1        55.4             54.7          54.9
                             ----        ----             ----          ----
Gross profit                 44.9        44.6             45.3          45.1
Operating
expenses                     23.9        24.8             27.3          22.8
                             ----        ----             ----          ----
Income from                  21.0        19.8             18.0          22.3
operations
Other income                  0.1         0.4              0.2           0.3
                              ---         ---              ---           ---
Income before
income tax
expense                      21.1%       20.2%            18.2%        22.6%
                             =====       =====            =====        =====


Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

Net sales increased approximately $3.6 million or 73.3% from $5.0 million in the three months ended December 31, 1996 to $8.6 million in the three months ended December 31, 1997. Net sales increased primarily as a result of the $3.7 million increase in net sales of premium cigars from $4.2 million for the three months ended December 31, 1996 to $7.9 million for the comparable period in 1997. Of such increase, $1.3 million was attributable to increased retail sales of premium cigars and $2.4 million was attributable to increased wholesale sales of premium cigars. These increases were the result of: (i) increased availability of premium cigars from the Company's suppliers, (ii) continued strong demand for premium cigars, and (iii) increases in the average selling price per cigar of premium cigars.

Gross profit increased approximately $1.6 million or 72.1% from $2.2 million in the three months ended December 31, 1996 to $3.8 million in the three months ended December 31, 1997. Gross profit, as a percentage of sales was 44.9% for the three months ended December 31, 1996 and 44.6% for the three months ended December 31, 1997.

Operating expenses increased approximately $948,000 or 79.9% from $1.2 million in the three months ended December 31, 1996 to $2.1 million in the three months ended December 31, 1997. As a percentage of net sales, operating expenses increased from 23.9% in the three months ended December 31, 1996 to 24.8% in the three months ended December 31, 1997. This increase was primarily due to increases in various expense items including insurance, payroll and related employee expenses, catalog costs and advertising.

Nine Months Ended December 31, 1997 Compared to Nine Months Ended
December 31, 1996

Net sales increased approximately $9.4 million or 75.2% from $12.6 million in the nine months ended December 31, 1996 to $22.0 million in the nine months ended December 31, 1997. Net sales increased primarily as a result of the increase in net sales of premium cigars from $10.8 million in the nine months ended December 31, 1996 to $20.2 million in the nine months ended December 31, 1997. Of such increase, $4.5 million was attributable to increased retail sales of premium cigars and $4.8 million was attributable to increased wholesale sales of premium cigars. These increases were the result of: (i) increased availability of premium cigars from the Company's suppliers, (ii) continued strong demand for premium cigars, and (iii) increases in the average selling price per cigar of premium cigars.

Gross profit increased approximately $4.2 million or 74.6% from $5.7 million in the nine months ended December 31, 1996 to $9.9 million in the nine months ended December 31, 1997. Gross profit as a percentage of sales decreased from 45.3% in the nine months ended December 31, 1996 to 45.1% in the nine months ended December 31, 1997.

Operating expenses increased approximately $1.6 million or 46.6% from $3.4 million in the nine months ended December 31, 1996 to $5.0 million in the nine months ended December 31, 1997. This increase was primarily due to an increased number of employees which increased payroll and related employee expenses, and an increase in catalog costs, insurance and advertising expenses. As a percentage of net sales, operating expenses decreased from 27.3% in the nine months ended December 31, 1996 to 22.8% in the nine months ended December 31, 1997. This decrease was primarily due to net sales increasing at a higher rate than the increase in expenses.

Liquidity and Capital Resources

The Company has historically financed its business through a combination of cash generated from operations and bank debt. Net cash provided by operations for the nine months ended December 31, 1997 and 1996 of $3.5 million and $958,000, respectively, consisted primarily of net income and increases in accrued expenses and income taxes payable, offset by increases in accounts receivable and inventory.

On October 24, 1997, Ashton Distributors, Inc. declared a distribution of $2.7 million to Robert G. Levin, its then sole shareholder and Chairman of the Board, Chief Executive Officer and President of the Company, such amount being estimated to equal the accumulated but undistributed earnings of Ashton Distributors, Inc. as of the date of the Company's initial public offering which have or would have been taxed to Mr. Levin. Ashton Distributors, Inc. borrowed this amount from Jefferson Bank pursuant to a demand note due no later than December 1, 1997 with interest accruing at the rate of 6%. This note was guaranteed by Mr. Levin and was repaid with the proceeds of the offering.

The Company believes that cash generated from its operating activities and available bank borrowings along with proceeds from the offering will be sufficient to fund its operations and expansion programs for the foreseeable future.

Impact of Inflation

The Company does not believe that inflation has had a material impact on its net sales or results of operations.


                            Part II Other Information

Item 2. Changes in Securities and Use of Proceeds

         (d) The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (Registration No. 333-36263) for the sale of Common Stock in the Company's initial public offering (the "Offering"). The Company registered 1,750,000 shares of Common Stock. The effective date of the Registration Statement was November 24, 1997. The Offering commenced on November 25, 1997 and was terminated after the sale of all securities registered. The managing underwriters for the Offering were Prudential Securities Incorporated and Janney Montgomery Scott, Inc. The aggregate price to the public of the 1,750,000 shares of Common Stock registered was $19,250,000. The Company completed the Offering, selling all 1,750,0000 shares of Common Stock registered for the aggregate offering price of $19,250,000.

                  The Company incurred the following expenses in connection with the issuance and distribution of its Common Stock in the Offering:

         Underwriting Discounts and Commissions                      $1,347,500
         Other Expenses                                                 871,000
                                                                     ----------
                           Total Expenses                            $2,218,500


                  All payments of expenses were direct or indirect payments to persons other than directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company, except for $20,000 payable to Cogen Sklar, LLP, an accounting firm in which Harvey W.
Grossman, a director of the Company, is a principal.

                  The Company used the net proceeds of the Offering ($17,031,500 after deducting total expenses set forth above) for the following purposes:

         Repayment of outstanding bank indebtedness               $3,352,000
         Payment of S Corporation Distribution                       240,000
         Temporary investments                                    13,439,500
                                                                 -----------
                  Total                                          $17,031,500

                  The payment with respect to the S Corporation Distribution was made to Robert G. Levin, a shareholder owning more than 10% of the Common Stock of the Company and the Chairman of the Board, Chief Executive Officer and President and a director of the Company. Payment of $2,700,000 of the outstanding bank indebtedness was in satisfaction of a loan to the Company to fund a distribution to Mr. Levin of undistributed earnings of Ashton Distributors, Inc. prior to the reorganization of the Company undertaken on November 19, 1997 in contemplation of the initial public offering of the Company's Common Stock on November 25, 1997. All other payments were direct or indirect payments to persons other than directors or officers of the Company or their associates, persons owing ten percent or more of any class of equity securities of the Company, or affiliates of the Company.

Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits:

            11.1     Statements regarding computation of per share earnings

            27.1     Financial Data Schedule

            99.1 Financial Statements and Accompanying Notes incorporated by reference from the Company's Registration Statement on Form S-1(Registration No. 333-36263) pursuant to
                     Rule 12b-23(a)(3)

            99.2 Risk factors incorporated by reference from the Company's Registration Statement on Form S-1 (Registration
                     No. 333-36263) pursuant to Rule 12b-23(a)(3)


         b. The Company did not file any reports on Form 8-K during the three months ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HOLT'S CIGAR HOLDINGS, INC.


                                       /s/ Robert G. Levin
                                       --------------------------------------
                                       Robert G. Levin, President and Chairman


                                       /s/ Robert H. Levitt
                                       ---------------------------------------
                                       Robert H. Levitt, Chief Financial Officer
Date: February  , 1998