Form 10-K
period 1998-03-31
HOLTS CIGAR HOLDINGS INC
filed 1998-06-26
CIK 1045549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934, FOR THE FISCAL YEAR ENDED MARCH 31, 1998, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934, FOR THE TRANSITION PERIOD FROM _N/A_ TO ____________ .

                         COMMISSION FILE NUMBER 0-23403

                    ______HOLT'S CIGAR HOLDINGS, INC.______
             (Exact name of Registrant as specified in its charter)

                          DELAWARE                                51-0350003
------------------------------------------------------------  -------------------
      (State or other jurisdiction of incorporation or         (I.R.S. Employer
                       organization)                          Identification No.)

      12270 TOWNSEND ROAD, PHILADELPHIA, PENNSYLVANIA               19154
-----------------------------------------------------------       ----------
         (Address of principal executive offices)                 (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (215) 676-8778

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ . No _________ .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 18, 1998 was $10,819,375 approximately, based upon 1,731,100 such shares outstanding on such date and the closing sales price for the Common Stock on such date of $6.25 as reported by the NASDAQ National Market.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the Registrant's common stock (par value $0.001 per share) was 5,770,000 as of June 18, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Notice and Proxy Statement for the 1998 Annual Meeting of Stockholders to be held August 12, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................     1

Item 2.   Properties..................................................     7

Item 3.   Legal Proceedings...........................................     7

Item 4.   Submission of Matters to a Vote of Security Holders.........     7

                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................     8

Item 6.   Selected Financial Data.....................................     8

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     9

Item 8.   Financial Statements and Supplementary Data.................    11

Item 9.   Changed in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................    11

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........    12

Item 11.  Executive Compensation......................................    12

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    12

Item 13.  Certain Relationships and Related Transactions..............    12

                                  PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on
            Form 8-K..................................................    13

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company is a leading distributor and retailer of brand name premium cigars. The Company is the exclusive wholesale distributor of Ashton premium cigars and Ashton cigar-related accessories, a proprietary brand owned by the Company. The Company believes that Ashton premium cigars are nationally recognized as among the top brands due to their flavor, consistency and quality of construction. Cigar Aficionado magazine has rated the Ashton brand as "very good to excellent" in each category evaluated by the publication. The Company's retail operations consist of a mail order catalog, the Company's Flagship retail store in Philadelphia, Pennsylvania and its Northeast Philadelphia retail store, as well as the Holt's retail cigar store and smoking club operated at the CoreStates Center, a venue for numerous concerts and other events as well as the arena where the Philadelphia Flyers hockey team and the Philadelphia 76ers basketball team play their home games. The Company sells over 170 brands of premium cigars as well as cigar-related accessories and other tobacco products.

     The Company concentrates on the distribution and sale of premium cigars, which generally sell at retail prices above $1.00 as opposed to mass-market and little cigars, which generally sell at retail prices below $1.00.

     Holt's Cigar Holding's, Inc. is a holding company owning 100% of the outstanding capital stock of each of Holt's Cigar Company Inc., Ashton Distributors, Inc. and Holt's Company.

MARKETING AND DISTRIBUTION

     Wholesale Operations. The Company distributes premium cigars, cigar cases, travel humidors and ashtrays which are marketed under proprietary brand names and feature the brand name logos. The Company's wholesale activities are serviced by a direct sales force of six employees who represent only the Company's brands and one independent sales representative who represents Company brands as well as competing brands. The Company has increased the size of its direct sales force in order to: (i) better penetrate its existing wholesale accounts; (ii) increase its wholesale account base through the opening of new accounts; and (iii) manage the distribution of its products to protect the overall integrity and image of the Company's brands. Additionally, the Company has agreed to serve as the exclusive distributor for up to three new Fuente Cigar manufactured brands to be introduced over a three year period beginning in 1998. To support the Company's proprietary brands and brands which the Company will distribute exclusively, the Company intends to invest in further brand and product promotion in national publications, trade magazines and other publications. The Company utilizes two distributors for the distribution of its proprietary brand cigars on a limited basis in Europe. Wholesale operation sales increased 104.4% from $6.5 million for the fiscal year ended March 31, 1997 ("Fiscal 1997") to $13.3 million for the fiscal year ended March 31, 1998 ("Fiscal 1998"), representing 37.6% and 45.7% of net sales, respectively.

     Retail Operations. The Company sells a broad selection of premium cigar and related accessories through its mail order operation and its three Philadelphia retail stores. The Company is committed to providing high quality customer service and provides a 100% Guarantee of Satisfaction for every product sold.

     Mail Order Catalog. The Company's mail order catalog markets a large selection of premium cigars and accessories. The Company distributed approximately 110,000 copies of its most recent Spring/Summer catalog. Each of the Company's four-color glossy catalogs contains photographs of the Company's products and features premium cigars and other special offerings. The Company mails its catalogs to its proprietary active list of cigar smokers, cigar purchasers and others evidencing interest in cigar products. In addition, the Company produces four to eight page mailings that it distributes four times per year. The Company's call center operates from 8:00 a.m. to 8:00 p.m. Monday to Friday, Eastern Time, and from 9:00 a.m. to 3:00 p.m., Eastern Time, on Saturdays. Mail order sales increased

49.3% from $6.6 million in Fiscal 1997 to $9.9 million in Fiscal 1998, representing 38.4% and 34.1% of net sales, respectively.

     Retail Stores. The Company operates its Flagship retail store located in Center City Philadelphia, Pennsylvania. The Flagship store contains a large, walk-in, open-display humidor, smoking lounge, cigar lockers and accessory retail space which the Company believes has become a destination store for cigar buyers in the Philadelphia region. The Company also operates a retail store in Northeast Philadelphia within its corporate office and distribution facility. In addition, the Company has established through an agreement with the operator of the CoreStates Center in Philadelphia, Pennsylvania (the "Arena"), a Holt's retail cigar store and a Holt's Smoking Club at the Arena. The Company has licensed the Holt's name for use in connection with the Holt's retail cigar store and the Holt's Smoking Club at the Arena, both of which will be managed by Aramark Leisure Services, Inc., the exclusive concessionaire at the Arena. The Arena is the home to the Philadelphia 76ers basketball team and the Philadelphia Flyers hockey team and hosts concerts and other events. Pursuant to the agreement, the Company: (i) has made a payment of $350,000 out of a required payment of $450,000; (ii) is the exclusive supplier of cigars and related accessories at the Arena; and (iii) is entitled to share in the net income of the Holt's retail cigar store and the membership fees and humidor rental fees at the Holt's Smoking Club.

     Retail store sales increased 41.9% from $4.1 milliion in Fiscal 1997 to $5.9 million in Fiscal 1998, representing 24.0% and 20.2% of net sales, respectively.

     Distribution. In September 1997, the Company relocated its distribution center to a 21,360 square foot facility located in Northeast Philadelphia, Pennsylvania. The facility also houses the Company's corporate offices, wholesale and mail order operations, and a retail cigar and accessory store. The humidified and climate controlled cigar storage warehouse located within this facility is approximately 5,000 square feet, a substantial increase over the 2,200 square feet of humidified storage space at the Company's prior facility. The specific products in stock vary from time to time depending upon the ability of the Company to secure supplies of premium cigars, and if in stock, such products are available for shipment to wholesale and retail customers within one day of receipt of an order.

PRODUCTS

     The Company markets a broad selection of premium cigars and related accessories. A small percentage of the Company's sales are derived from the sale of mass market cigars. Premium cigars accounted for approximately 86.3% and 92.4% of the Company's net sales in Fiscal 1997 and Fiscal 1998, respectively.

     Premium Cigars. Premium cigars are generally imported, hand-made or hand-rolled cigars made with long filler, 100% natural tobacco leaf which generally sell at retail prices above $1.00 per cigar. The Company uses tobaccos of the finest grades for its Ashton brand cigars. Such tobaccos are combined according to brand specified formulas to create the 'filler' of each cigar and 'binder' tobacco is wrapped around filler to create the 'bunch,' which is placed in a mold. Then, specially selected 'wrapper' tobacco is hand-wrapped around the bunch. After the manufacturing process is complete, an Ashton cigar will normally be aged from three months to one year in specially constructed and climate controlled aging rooms. The premium cigars manufactured by Fuente Cigar for the Company undergo numerous quality control procedures at each stage of the manufacturing, aging and packaging process.

     The Company markets over 170 brands of premium cigars, ranging in price from approximately $1.00 to $28.00 per cigar. Of these brands, Ashton, Holt's, Cortesia and Castano are proprietary brands owned by the Company. The significant growth in the Company's proprietary cigar sales has been primarily due to an increase in the popularity of the Ashton brand. The Ashton brand, which was introduced in 1986, is comprised of 22 different sizes and shapes with retail prices generally between $4.50 and $17.00 per cigar. The Company believes that the proprietary Ashton brand premium cigars are nationally recognized as among the top brands due to their flavor, consistency and quality of construction. Ashton brand cigars are targeted at the upper end of the premium cigar market.

     Holt's and Cortesia brand premium cigars are sold by the Company exclusively through its catalog and Philadelphia retail stores. The Holt's brand comprises 18 different sizes and shapes with retail prices generally between $2.30 and $4.80 per cigar. The Holt's brand premium cigars are targeted at the middle of the premium cigar market. The Cortesia brand comprises six different sizes and shapes with retail prices generally between $1.30 and $3.10 per cigar. The Company also distributes cigars under its proprietary Castano brand name. The Castano brand of premium cigars was introduced in July 1997 and has been in limited production since that time.

     Accessories. The Company offers cigar accessories such as humidors, cigar cutters, cigar cases, lighters and ashtrays. The Company offers accessories by brand name manufacturers, as well as accessories incorporating the Ashton trademark. Although accessories represent a small component of the Company's overall business, the Company believes that their inclusion in the Company's overall product mix enhances the appeal of the Company's mail order catalog and retail stores.

     Other Tobacco Products. The Company offers a limited selection of other tobacco products, including mass market cigars, smokeless tobacco, pipes and pipe tobacco for sale through its mail order catalog and retail stores, as well as a limited number of imported cigarettes which are sold only through the Company's retail stores. Pipes, pipe tobacco and pipe accessories are also sold through the Company's wholesale operations.

SUPPLIERS

     The Company has long-term relationships with over 50 suppliers including major manufacturers such as Fuente Cigar, General Cigar Company, Consolidated Cigar Holdings Corporation, Lane Limited and Villazon & Co., Inc. Fuente Cigar supplied approximately 47.0% and 64.2% of all premium cigars purchased, on a dollar basis, by the Company during Fiscal 1997 and Fiscal 1998, respectively. General Cigar Company acquired Villazon & Co., Inc. in January 1997, and, on a combined basis, they supplied approximately 18.4% and 13.3% of all premium cigars purchased, on a dollar basis, by the Company in Fiscal 1997 and Fiscal 1998, respectively. No other supplier accounted for more than 10% of the Company's premium cigar purchases during these periods. Other than its agreements with Fuente Cigar, the Company has no agreements relating to the supply of premium cigars.

     Private Label Manufacturing Agreement with Fuente Cigar ("PLMA"). The Company entered into the PLMA with Fuente Cigar in April 1997 whereby Fuente Cigar agreed to sell the Company a minimum of 5 million premium cigars per year for an initial term of ten years and the Company has agreed to use its best reasonable efforts to purchase at least 5 million cigars during each year of the term of the PLMA. In addition, Fuente Cigar agreed to use its best reasonable efforts to sell to the Company premium cigars in excess of the 5 million per year. The premium cigars supplied by Fuente Cigar pursuant to the PLMA include the Company's proprietary Ashton and Holt's brand premium cigars, as well as any other premium cigars manufactured by Fuente Cigar under its trademarks, and will be comprised of those brands in such amounts, sizes and shapes as determined by Fuente Cigar. The purchase price for premium cigars delivered under the PLMA is set by Fuente Cigar at the market price in effect from time to time. The PLMA specifies that while the Company owns the trademark to the name Ashton, Fuente Cigar owns the formula used to blend the tobacco contained in Ashton cigars. The PLMA permits noncompliance with the obligations of Fuente Cigar to sell 5 million premium cigars per year for various reasons, including but not limited to, a shortage of labor or the inability to secure materials and supplies at reasonable prices. The PLMA provides that it is to be interpreted and enforced under Florida law. However, the agreement specifically prohibits any actions for specific performance and damages in the event of a breach of the PLMA by Fuente Cigar. In the event that a competitor of Fuente Cigar were to acquire control of the Company, Fuente Cigar may, after the expiration of an eight month period commencing on the date of such change in control, give notice of the termination of the PLMA effective one year from the date of such notice. If Fuente Cigar does not give such notice, the PLMA will be automatically renewed for successive one year terms if neither party gives notice of termination.

     Exclusive Distributorship Agreement. In September 1997, the Company and Fuente Cigar entered into an exclusive distributorship agreement whereby Fuente Cigar agreed to develop with the Company up to three new premium cigar brands to be manufactured by Fuente Cigar, and to be exclusively distributed by the Company on a worldwide basis. Cigars manufactured for the Company under this agreement will be applied to the annual minimum requirement under the PLMA. The initial term of this agreement expires on August 31, 2007. The Company is obligated to use its best reasonable efforts to promote these new brands.

SALES AND ADVERTISING

     At March 31, 1998, the Company employed six direct sales personnel in connection with its wholesale operations, 10 telephone sales associates in the Company's mail order catalog call center and 15 sales people in the Company's retail operations, six of whom are part-time employees. In addition, the Company utilized one independent sales agents in connection with its wholesale operations.

     The Company's catalogs are its primary means of marketing to retail customers. The Company targets its potential customers by developing its own mailing list and keeping the mailing list exclusive to interested customers by removing names from the mailing list if there has not been a purchase made within two years. To support its retail sales, the Company utilizes local print advertising, radio advertising during local sporting events, attends or sponsors numerous cigar related events and through the Holt's website at www.holts.com. The Company advertises through full page advertisements in Cigar Aficionado magazine and through its presence at or sponsorship of cigar related marketing events such as the 'Big Smokes' sponsored by Cigar Aficionado. Additionally, the Company relies to a certain extent upon the reputation of the Ashton brand, Robert G. Levin, the Company's Chairman of the Board, Chief Executive Officer and President, and Fuente Cigar.

     The Holt's website is now operated and managed by in-house personnel, and includes weekly promotions, complete product price lists and other relevant information for cigar consumers and purchasers.

INFORMATION SYSTEMS

     The Company has substantially upgraded its information systems over the past year, and has retained outside consultants to provide continued consulting services in connection with the maintenance and enhancement of these systems. The upgrades provide the Company with significant improvements in its ability to monitor inventory and sales on a real-time basis.

INTELLECTUAL PROPERTY

     Ashton is a registered trademark of the Company. Holt's, Cortesia and Castano are trademarks with respect to which the Company has applications for registration pending. As the Company believes that its existing trademarks, particularly the Ashton trademark, are critical to the Company's continued success, the Company intends to vigorously defend its trademarks against any potential infringement.

COMPETITION

     The markets for the Company's products are highly competitive and subject to rapid consumer change and frequent new product introductions and extensions. The Company's wholesale distribution business faces competition from larger, well-established premium cigar companies, including Fuente Cigar and its affiliates, which manufacture and distribute numerous high-quality premium cigar brands that are competitive with the Company's products, as well as from an increasing number of new entrants to the marketplace. The Company's retail sales compete with a large number of other mail order companies, some of which are larger and better financed than the Company. The Company also faces significant competition from a large number of existing, and an increasing number of new, retail stores and smoking establishments selling the same branded products as the Company. Existing or future competitors may develop or offer the same or similar premium cigars which may result in decreases in the Company's sales of premium cigars. Many of these competitors have longer operating histories and significantly greater financial, managerial, creative, sales and marketing and other resources than the Company. The Company's ability to retain its existing customers and attract new customers depends on the quality of its premium cigars, the availability of product, its reputation in the industry, and its ability to maintain customer satisfaction. The Company's Ashton brand competes on the basis of quality and consistency of its premium cigars and service to its wholesale customers. The Company's retail operations compete on the basis of breadth of product, customer service and price.

THE TOBACCO INDUSTRY

     Regulation. Cigar manufacturers, like other producers of tobacco products, are subject to regulation at the federal, state and local levels. Federal law has recently required states, in order to receive full funding for federal substance abuse block grants, to establish a minimum age of 18 years for the purchase of tobacco products, together with an appropriate enforcement program. The recent trend is toward increasing regulation of the tobacco industry, and the recent increase in popularity of cigars could lead to an increase in regulation of cigars. A variety of bills relating to tobacco issues have been introduced in the U.S. Congress, including bills that would: (i) curtail the advertising and promotion of all tobacco products and restrict or eliminate the deductibility of such advertising expenses; (ii) increase labeling requirements on tobacco products to include, among other things, addiction warnings and lists of additives and toxins; (iii) modify federal preemption of state laws to allow state courts to hold tobacco manufacturers liable under common law or state statutes; (iv) shift regulatory control of tobacco products at the federal level from the FTC to the FDA and require the tobacco industry to fund the FDA's oversight; (v) increase tobacco excise taxes; (vi) restrict the access to tobacco products by, among other things, banning the distribution of tobacco products through the mail, except for sales subject to proof of age; (vii) require licensing of retail tobacco product sellers; (viii) regulate tobacco product development; and (ix) require tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases. Although hearings have been held on certain of these proposals, to date none of such proposals have been passed by Congress.

     In August 1996, the FDA determined that nicotine is a drug. Accordingly, the FDA determined that it had jurisdiction over cigarettes and smokeless tobacco products, pursuant to the FDA determination that cigarette and smokeless tobacco products are drug delivery devices used for the delivery of nicotine. In addition, a majority of states restrict or prohibit smoking in certain public places and restrict sale of tobacco products (including cigars) to minors. Local legislative and regulatory bodies have increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by requiring designated 'smoking' areas. Individual establishments, such as bars and restaurants, have further prohibited pipe and cigar smoking even though other tobacco products are permitted in such establishments. Numerous proposals also have been considered and enacted at the state and local level restricting smoking in certain public areas.

     Federal law has required health warnings on cigarettes since 1965 and on smokeless tobacco since 1986. Although no federal law currently requires that cigars carry such warnings, California has enacted laws requiring that 'clear and reasonable' warnings be given to consumers who are exposed to chemicals determined by the state to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. Similar legislation has been introduced in other states.

     In addition, effective January 1, 1998, smoking, including cigar smoking, has been banned by the State of California in all bars, taverns and clubs where food and alcohol is served. Other legislation recently introduced in Massachusetts would, if enacted, require warning labels on cigar boxes. The states of Minnesota and Texas have recently enacted legislation which require cigar manufacturers to report the levels of various substances in their cigars on an annual basis. Consideration at both the federal and state level also has been given to consequences of second-hand smoke. The U.S. Environmental Protection Agency (the 'EPA') published a report in January 1993 with respect to the respiratory health effects of second-hand smoke, which concluded that widespread exposure to environmental tobacco smoke presents a serious and substantial public health concern. Issuance of the report, which is based primarily on studies of passive cigarette smokers, may lead to further legislation designed to protect non-smokers. Also, a study recently published in the journal Science reported that a chemical found in cigarette smoke has been found to cause genetic damage in lung cells that is identical to damage observed in many malignant tumors of the lung and, thereby, directly links lung cancer to smoking. In February 1998, the National Institute of Health published Monograph 9 in its smoking and Tobacco Control Series entitled "Cigars, Health Effects and Trends." This Monograph examines many aspects of the cigar industry including trends in consumption, chemistry, toxicology, disease consequences, pharmacology, effects in indoor air quality, marketing and promotion of cigars and governmental policies, legislation and taxation relating to cigars. This Monograph may focus anti-smoking effects on the cigar industry and may be used as a basis or rationale for additional legislation and regulation.

     Litigation. Litigation against the cigarette industry historically has been brought by individual cigarette smokers. In 1992, the United States Supreme Court in Cipollone v. Liggett Group, Inc. ruled that federal legislation relating to cigarette labeling requirements preempts state law claims based on failure to warn consumers about the health hazards of cigarette smoking, but does not preempt claims based on express warranty, misrepresentation, fraud or conspiracy. To date, individual cigarette smokers' claims against the cigarette industry generally have been unsuccessful. Two juries in Florida, however, recently determined that a cigarette manufacturer was negligent in the production and sale of its cigarettes and sold a product that was unreasonably dangerous and defective. In one suit the jury awarded the plaintiffs a total of $750,000 in damages and in the second suit, the jury awarded $500,000 in compensatory damages and $700,000 in punitive damages.

     Current tobacco litigation generally falls within one of three categories: class actions, individual actions or actions brought by individual states generally to recover Medicaid costs allegedly attributable to tobacco-related illnesses. The pending actions allege a broad range of injuries resulting from the use of tobacco products or exposure to tobacco smoke and seek various remedies, including compensatory and, in some cases, punitive damages together with certain types of equitable relief such as the establishment of medical monitoring funds and restitution. The major tobacco companies are vigorously defending these actions.

     Over 40 states have filed lawsuits against the major United States cigarette manufacturers to recover billions of dollars in damages, primarily costs of medical treatment of smokers. On June 20, 1997, the Attorneys General of 40 states and several major cigarette manufacturers announced a proposed settlement of the lawsuits filed by these states (the "Proposed Settlement"). The Proposed Settlement, which will require Federal legislation to implement, is complex and may change significantly or be rejected. The Proposed Settlement would significantly change the way in which cigarette companies and tobacco companies do business. Among other things, the tobacco companies would pay hundreds of billions of dollars to the various states; the FDA could regulate nicotine as a 'drug' and tobacco products as 'drug delivery devices'; all outdoor advertising, sports event advertising and advertising on non-tobacco products would be banned and certain class action lawsuits and punitive damage claims against tobacco companies would be prohibited. President Clinton had announced that he would not support the Proposed Settlement unless significant changes were incorporated. Therefore, the potential impact of the Proposed Settlement on the cigar industry in general and the Company in particular is uncertain. Several other tobacco related bills have been introduced in Congress although, as yet, none have been enacted. The State of Florida has entered into a separate settlement agreement with major United States cigarette manufacturers with respect to tobacco products including roll-your-own and little cigars. The settlement agreement provides, in part, for a ban on billboard and transit advertising, significant document disclosure by the settling cigarette companies, billions of dollars in settlement payments, and certain adjustments pending the resolution of the Proposed Settlement. The State of Mississippi has announced a separate settlement agreement with major cigarette manufacturers which provides for a payment of $4.0 billion, however, if the Proposed Settlement is approved it will supersede the Mississippi settlement. The recent increase in the sales of cigars and the publicity such increases have received may have the effect of increasing the probability of legal claims. Other states continue to seek damages from the tobacco industry and similar settlements are likely.

     In May 1996, the Fifth Circuit Court of Appeals reversed a Louisiana district court's certification of a nationwide class consisting essentially of nicotine dependent cigarette smokers. Notwithstanding the dismissal, new class actions asserting claims similar to those in this action recently have been filed in certain states. To date, two pending class actions against major cigarette manufacturers have been certified. The first case is limited to Florida citizens allegedly injured by their addiction to cigarettes; the other is limited to flight attendants allegedly injured through exposure to second-hand smoke.

     Excise Taxes. Cigars have long been subject to federal, state and local excise taxes, and such taxes frequently have been increased or proposed to be increased in some cases significantly, to fund various legislative initiatives. The federal excise tax rate on large cigars (weighing more than three pounds per thousand cigars) is 12.75% of the manufacturer's selling price, net of the federal excise tax and certain other exclusions, capped at $30.00 per thousand cigars.

     In the past, there have been various proposals by the federal government to fund legislative initiatives through increases in federal excise taxes on tobacco products. In 1993, the Clinton Administration proposed a significant increase in excise taxes on cigars, pipe tobacco, cigarettes and other tobacco products to fund the Clinton Administration's health care reform program. The Company believes that the volume of cigars sold would have been dramatically reduced if excise taxes were enacted as originally proposed as part of the Clinton Administration's health care reform program. Future enactment of significant increases in excise taxes, such as those initially proposed by the Clinton Administration or other proposals not linked specifically to health care reform, would have a material adverse effect on the business of the Company.

     Tobacco products also are subject to certain state and local taxes. Deficit concerns at the state level continue to exert pressure to increase tobacco taxes. Forty-two states impose excise taxes on cigars. State cigar excise taxes are not subject to caps similar to the federal cigar excise tax. From time to time, the imposition of state and local taxes has had some impact on sales regionally. The enactment of new state excise taxes and the increase in existing state excise taxes are likely to have an adverse effect on sales of cigars.

EMPLOYEES

     As of March 31, 1998, the Company had a total of 52 full time and six part time employees, all of whom are based in the United States. Of this total, 30 full time and six part time employees were engaged in sales and marketing, 12 full time employees were employed in administration and finance, and 10 full time employees were employed in shipping and receiving. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with employees to be good.

ITEM 2.  PROPERTIES

FACILITIES

     The Company's principal executive and administrative offices, warehouse, shipping, call center, customer service facilities and a retail store, are located at a leased headquarters facility in Philadelphia, Pennsylvania. The Company currently occupies 21,360 square feet of space in the Philadelphia facility. This facility, which was opened in September 1997, is leased for a term of five years (with options to extend) at an aggregate annual rental of $74,760 plus certain common area expenses, which rental will increase in proportion to increases in the consumer price index. The Company anticipates that this new facility will be sufficient to meet the Company's needs for the foreseeable future. The Company leases its 3,000 square foot Flagship Center City Philadelphia retail store from the Company's Chairman of the Board, Chief Executive Officer and President, Robert G. Levin, for an initial term through October 31, 2004. The Company has the right to renew this lease for an additional five year period. The rent payable by the Company is $75,000 per year, which rent is fixed through the end of the renewal term.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently engaged in any legal proceedings which are expected, individually or in the aggregate, to have a material adverse effect on the Company's business, operating results or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since November 24, 1997, the Company's Common Stock has been quoted on the NASDAQ National Market under the symbol "HOLT". The following table sets forth the high and low sales price of the Common Stock for the period commencing with the listing of the Common Stock on the NASDAQ National Market through March 31, 1998.


      QUARTER                                      HIGH       LOW
      -------                                     -------   -------
      Third.....................................  $11.250   $10.375
      Fourth....................................  $10.125   $ 6.875

     The Company's policy is to retain all available earnings for the development and growth of its business, and accordingly, it has not declared or paid any dividends on its Common Stock since the completion of its initial public offering in November 1997 and does not intend to pay any cash dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Reserves." Declaration and payment of dividends, if any, in the future, will be at the discretion of the Board of Directors and will depend upon the Company's then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.

     The approximate number of record holders of the Common Stock as of June 19, 1998 was 1,429.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the accompanying financial statements and related notes thereto.

                          STATEMENT OF OPERATIONS DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           YEARS ENDED MARCH 31
                                                   -------------------------------------
                                                    1995     1996     1997       1998
                                                   ------   ------   -------   ---------
Net sales........................................  $5,662   $9,467   $17,278   $  29,067
Cost of goods sold...............................   3,041    5,159     9,566      15,953
                                                   ------   ------   -------   ---------
Gross profit.....................................   2,621    4,308     7,712      13,114
Operating expenses...............................   1,949    3,484     4,895       6,919
                                                   ------   ------   -------   ---------
Income from operations...........................     672      824     2,817       6,195
Other income.....................................      --       22        32         341
                                                   ------   ------   -------   ---------
Income before income tax expense.................     672      846     2,849       6,536
Income tax expense...............................     209      318       577       1,498
                                                   ------   ------   -------   ---------
Net income.......................................  $  463   $  528   $ 2,272   $   5,038
                                                   ======   ======   =======   =========
Pro forma net income.............................                              $   3,917
Pro forma net income per share (basic and
  diluted).......................................                              $     .85
Weighted average number of shares (basic and
  diluted).......................................                              4,603,000

                               BALANCE SHEET DATA
                                 (IN THOUSANDS)

                                                                 MARCH 31
                                                   -------------------------------------
                                                    1995     1996     1997       1998
                                                   ------   ------   -------   ---------
Working capital..................................  $  721   $1,035   $ 2,211   $  11,557
Total assets.....................................   2,260    3,686     5,406      23,741
Total debt.......................................      72      497       312          --
Stockholders' equity.............................   1,162    1,653     3,025      21,787

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     When used in this report, the words 'may,' 'will,' 'expect,' 'anticipate,' 'continue,' 'estimate,' 'project,' 'intend' and similar expressions are intended to identify forward-looking statements regarding among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's business and growth strategies; (iii) the Company's relationship with Fuente Cigar and other manufacturers; (iv) the use of the net proceeds to the Company of its initial public offering of Common Stock in November 1997; (v) trends in the premium cigar industry; (vi) government regulations; (vii) the Company's financing plans; and (viii) the declaration and payment of dividends. Readers of this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those described in this report, and under the heading 'Risk Factors' and elsewhere in the Company's registration statement on Form S-1 (Registration No. 333-36263) dated November 24, 1997 as filed with the Securities and Exchange Commission.

     In November 1997, the Company completed its reorganization and an initial public offering of 1,750,000 shares Common Stock. The net proceeds to the Company, after deducting underwriting discounts and commissions and expenses were $17,095,252. The net proceeds were recorded as an increase to additional-paid-in-capital and common stock. The proceeds were used in part to retire long-term debt and short-term debt to fund the stockholder distribution made in conjunction with the reorganization.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net sales, certain items in the Company's statement of operations for the periods indicated:

                                                         YEARS ENDED MARCH 31
                                                     -----------------------------
                                                     1996        1997        1998
                                                     -----       -----       -----
Net sales..........................................  100.0%      100.0%      100.0%
Cost of goods sold.................................   54.5%       55.4%       54.9%
Gross profit.......................................   45.5%       44.6%       45.1%
Operating expenses.................................   36.8%       28.3%       23.8%
Income from operations.............................    8.7%       16.3%       21.3%
Other income.......................................    0.2%        0.2%        1.2%
Income before income tax expense...................    8.9%       16.5%       22.5%

FISCAL 1998 COMPARED TO FISCAL 1997

     Net Sales. Net sales increased approximately $11.8 million or 68.2% from $17.3 million in Fiscal 1997 to $29.1 million in Fiscal 1998. Net sales increased primarily as a result of an $11.9 million increase in net sales of premium cigars from $14.9 million for Fiscal 1997 to $26.8 million for Fiscal 1998. Of such increase, $5.5 million was attributable to increased retail sales of premium cigars and $6.4 million was attributable to increased wholesale sales of premium cigars. These increases were the result of (i) increased availability of premium cigars from the Company's suppliers, (ii) continued strong demand for premium cigars, and (iii) increases in the average selling price per cigar of premium cigars.

     Gross Profit. Gross profit increased approximately $5.4 million or 70.0%, from $7.7 million in Fiscal 1997 to $13.1 million in Fiscal 1998. Gross profit, as a percentage of sales was 45.1% for Fiscal 1998 and 44.6% for Fiscal 1997 reflecting the sales mix shift toward the wholesale division which has higher gross margins than the retail division.

     Operating Expenses. Operating expenses increased approximately $2.0 million or 41.3% from $4.9 million in Fiscal 1997 to $6.9 million in Fiscal 1998. As a percentage of net sales, operating expenses decreased from 28.3% in Fiscal 1997 to 23.8% in Fiscal 1998. This decrease primarily reflects the Company continuing to take advantage of the expense leverage resulting from increased net sales.

FISCAL 1997 COMPARED TO FISCAL 1996

     Net Sales. Net sales increased approximately $7.8 million, or 82.5%, from $9.5 million in Fiscal 1996 to $17.3 million in Fiscal 1997. Net sales increased primarily as a result of the increase in net sales of premium cigars from $8.0 million in Fiscal 1996 to $14.9 million in Fiscal 1997. Of such increase, $4.6 million was attributable to increased retail sales of premium cigars and $2.3 million was attributable to increased wholesale sales of premium cigars. These increases were the result of (i) increased availability of premium cigars from the Company's suppliers, (ii) strong demand for premium cigars, and (iii) increases in the average selling price per cigar of premium cigars. The remaining increase in net sales of approximately $900,000 was attributable to increased sales of accessories and other products.

     Gross Profit. Gross profit increased approximately $3.4 million, or 79.0%, from $4.3 million in Fiscal 1996 to $7.7 million in Fiscal 1997. Gross profit as a percent of net sales decreased from 45.5% in Fiscal 1996 to 44.6% in Fiscal 1997. The decrease in gross profit as a percent of net sales was primarily due to cigars on a retail basis being sold at a lower margin as a result of costs from manufacturers increasing faster than market retail prices.

     Operating Expenses. Operating expenses increased approximately $1.4 million, or 40.5%, from $3.5 million in Fiscal 1996 to $4.9 million in Fiscal 1997. This increase was primarily due to an increased number of employees which increased payroll and related employee expenses, and an increase in professional fees and sales commissions. As a percentage of net sales, operating expenses decreased from 36.8% in Fiscal 1996 to 28.3% in Fiscal 1997. This decrease was primarily due to net sales increasing at a higher rate than the increase in expenses.

LIQUIDITY AND CAPITAL RESERVES

     The Company has historically financed its business through a combination of cash generated from operations and bank debt. Net cash provided by operations for Fiscal 1996, 1997 and 1998 of appoximately $669,000, $1,131,000 and
$3,628,000, respectively, consisted primarily of net income and increases in accrued expenses and income taxes payable, offset by increases in accounts receivable and inventory.

     On October 24, 1997, Ashton Distributors, Inc. declared a distribution of $2.7 million to Robert G. Levin, its shareholder and Chairman of the Board, Chief Executive Officer and President of the Company, such amount being estimated to equal the accumulated but undistributed earnings of Ashton Distributors, Inc. as of the date of the Offering, and the taxes with respect to which have been paid by Mr. Levin. Ashton Distributors, Inc. borrowed this amount from a bank pursuant to a demand note, which note was guaranteed by Mr. Levin and was repaid with the proceeds of the Offering. On April 27, 1998 the Company entered into a $4,000,000 line of credit with a bank with borrowings thereunder accruing interest at the bank's prime rate less 0.25%. At March 31, 1998, the Company had no borrowings.

     The Company believes its current cash resources together with cash generated from its operating activities and available bank borrowings will be sufficient to fund its operations and expansion programs for the foreseeable future.

IMPACT OF INFLATION

     The Company does not believe that inflation has had a material impact on its net sales or results of operations.

YEAR 2000

     Management has evaluated the issues relating to the Year 2000 as it may affect the Company's operating systems and future operating results and has determined the cost of addressing the Year 2000 issue is immaterial and the changes required are of a magnitude which is unlikely to impact future operating performance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-1 through F-14 annexed hereto. The schedule required under Regulation S-X is annexed hereto as page S-1.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:


                                                                PAGE(S)
                                                              -----------
Reports of Independent Accountants..........................   F-1 to F-2
Financial Statements
  Consolidated Balance Sheets...............................          F-3
  Consolidated Statements of Operations.....................          F-4
  Consolidated Statements of Stockholders' Equity...........          F-5
  Consolidated Statements of Cash Flows.....................          F-6
  Notes to Consolidated Financial Statements................  F-7 to F-14

FINANCIAL STATEMENT SCHEDULE:

II Valuation and Qualifying Accounts........................          S-1

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective as of May 30, 1997, the Company's Board dismissed Schmeltzer Master Group, P.C. and appointed Price Waterhouse LLP as the Company's independent accountants. The report of Schmeltzer Master Group, P.C. on the Company's combined financial statements as of March 31, 1996 and for each of the two years in the period then ended did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits for the years ended March 31, 1995 and 1996 and through May 30, 1997, there were no disagreements with Schmeltzer Master Group, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Schmeltzer Master Group, P.C. would have caused them to make reference thereto in their report on the financial statements for such years. Prior to retaining Price Waterhouse LLP, the Company had not consulted with Price Waterhouse LLP regarding the application of accounting principles or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the Directors and Officers of the Company which is called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" and "Executive Officers and Executive Compensation" in the Company's Proxy Statement relating to its 1998 Annual Meeting of Stockholders filed pursuant to Regulation 14A (the "Company's 1998 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation which is called for by this Item 11 is incorporated by reference to the information set forth under the heading "Executive Officers and Executive Compensation" in the Company's 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to the security ownership of certain beneficial owners and management of the Company which is called for by this Item 12 is incorporated by reference to the information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transaction which is called for by this Item 13 is incorporated by reference to the information set forth under the heading "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K

(a)  The following documents are filed as part of this Report:

          1.  Financial Statements: -- See "Index to Financial Statements" --
     Item 8

          2. Financial Statement Schedule: -- See "Index to Financial Statements" -- Item 8

          3.  Exhibits: Exhibits filed as part of this Report are listed under subsection (c) of this Item 14.

(b)  Reports on Form 8-K -- None.

(c)  Exhibits:

2        Plan of Reorganization*
3.1      Restated Certificate of Incorporation*
3.2      By-Laws*
4        Specimen Common Stock Certificate*
10.1     Employment Agreement dated October 1, 1997, with Robert G.
         Levin*
10.2     Employment Agreement dated October 1, 1997, with Michael
         Pitkow*
10.3     Employment Agreement dated October 1, 1997, with Robert H.
         Levitt*
10.4 Private Label Manufacturing Agreement dated April 1997 between Ashton Distributors, Inc. and Fuente Cigar Ltd.*
10.5 Exclusive Distributorship Agreement dated September 1, 1997 between Ashton Distributors, Inc. and Fuente Cigar Ltd.*
10.6     Lease Agreement dated March 20, 1997 between the Company and
         P. D'Andrea, Inc.*
10.7 Lease Agreement between Robert G. Levin and Suzanne J. Levin and Holt's Cigar Company Inc. dated as of November 1, 1994*
10.8 License Agreement dated May 4, 1993 between Ashton Holdings Inc. and William Ashton Taylor*
10.9     1997 Employee Stock Option Plan*
10.10    Non-Management Director Stock Plan*
10.11 Amended and Restated Shareholders' Agreement dated April 27, 1997, between and among Robert G. Levin, The Fuente Investment Partnership and Ashton Holdings, Inc.*
10.12 Option Agreement between the Company and Michael Pitkow dated January 1, 1997.*
10.13 Option Agreement between the Company and Marvin B. Sharfstein dated January 1, 1997.*
10.14    Option Agreement between the Company and Carole Cohn dated
         January 1, 1997.*
11.1     Amended Computation of Pro Forma Net Income Per Share*
11.2     Amended Computation of Supplemental Pro Forma Net Income Per
         Share*
16       Letter re change in certifying accountant*
21       Subsidiaries of the Company*
27.1     Financial Data Schedule

------------------
* Incorporated by reference from the same Exhibit Number filed with the Company's Registration Statement Form S-1 (Registration No. 333-36263).

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Holt's Cigar Holdings, Inc. and subsidiaries

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Holt's Cigar Holdings, Inc. and its subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Philadelphia, Pennsylvania
April 29, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders
Holt's Cigar Holdings, Inc. and Affiliates

     We have audited the accompanying combined statements of operations, stockholders' equity and cash flows of Holt's Cigar Holdings, Inc. and Affiliates for the year ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined statements of operations, stockholders' equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined statements of operations, stockholders' equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined statements of operations, stockholders' equity and cash flows. We believe that our audit of the combined statements of operations, stockholders' equity and cash flows provide a reasonable basis for our opinion.

     In our opinion, the combined statements of operations, stockholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations and its cash flows of Holt's Cigar Holdings, Inc. and Affiliates for the year ended March 31, 1996 in conformity with generally accepted accounting principles.

                                          Schmeltzer Master Group, P.C.
                                          Certified Public Accountants

Wyncote, Pennsylvania
August 13, 1996

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         AS OF MARCH 31, 1998 AND 1997

                                                                1998          1997
                                                             -----------   -----------
Current assets:
  Cash.....................................................  $ 4,074,276   $   515,520
  Investment securities-held to maturity...................    4,096,361            --
  Accounts receivable (net of allowance for doubtful
     accounts of $120,000 and $34,500 at March 31, 1998,
     and March 31, 1997, respectively).....................    1,319,141     1,235,669
  Inventory................................................    3,456,597     2,583,877
  Loan receivable -- officer...............................           --        23,396
  Deferred income taxes....................................      161,000            --
  Prepaid expenses and other current assets................      402,863        51,408
                                                             -----------   -----------
     Total current assets..................................   13,510,238     4,409,870
Investment securities -- held to maturity..................    7,948,760            --
Property and equipment, net................................    1,456,567       848,226
Deferred income taxes......................................        9,100            --
Other assets, net..........................................      815,837       147,414
                                                             -----------   -----------
Total assets...............................................  $23,740,502   $ 5,405,510
                                                             ===========   ===========
Current liabilities:
  Current portion of long-term debt........................  $        --   $   129,441
  Accounts payable.........................................      657,424       892,999
  Due to related party.....................................      534,157       713,800
  Accrued expenses and other current liabilities...........      240,570       165,870
  Income taxes payable.....................................      521,100       296,351
                                                             -----------   -----------
     Total current liabilities.............................    1,953,251     2,198,461
Long-term debt -- less current portion.....................           --       182,440
Commitments
Stockholders' equity:
  Preferred stock, $.001 par value, 1,000,000 shares
     authorized, none issued...............................           --            --
  Common stock, $.001 par value, 25,000,000 shares
     authorized, 5,770,000 issued and outstanding..........        5,770        91,114
  Additional paid-in capital...............................   17,640,851       303,607
  Retained earnings........................................    4,225,522     2,679,888
                                                             -----------   -----------
                                                              21,872,143     3,074,609
  Treasury stock, 18,000 shares at cost....................           --       (50,000)
  Stock purchase loans.....................................      (84,892)           --
                                                             -----------   -----------
  Total stockholders' equity...............................   21,787,251     3,024,609
                                                             -----------   -----------
Total liabilities and stockholders' equity.................  $23,740,502   $ 5,405,510
                                                             ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                    1998          1997          1996
                                                 -----------   -----------   -----------
Net sales......................................  $29,066,895   $17,277,940   $ 9,466,848
Cost of goods sold.............................   15,952,995     9,565,964     5,158,563
                                                 -----------   -----------   -----------
Gross profit...................................   13,113,900     7,711,976     4,308,285
Operating expenses.............................    6,918,591     4,894,829     3,483,645
                                                 -----------   -----------   -----------
Income from operations.........................    6,195,309     2,817,147       824,640
Other income...................................      340,798        31,976        21,610
                                                 -----------   -----------   -----------
Income before income tax expense...............    6,536,107     2,849,123       846,250
Income tax expense.............................    1,498,473       576,600       318,200
                                                 -----------   -----------   -----------
Net income.....................................  $ 5,037,634   $ 2,272,523   $   528,050
                                                 ===========   ===========   ===========
Net income per share (basic and diluted).......  $      1.09   $       .57   $       .13
                                                 ===========   ===========   ===========
Weighted average number of shares..............    4,603,000     4,020,000     4,020,000
Pro forma income data (unaudited):
Income before income tax expense, as
  reported.....................................  $ 6,536,107
Pro forma amortization of goodwill.............        8,125
                                                 -----------
Pro forma income before income tax expense.....    6,527,982
Pro forma income taxes.........................    2,611,000
                                                 -----------
Pro forma net income...........................  $ 3,916,982
                                                 ===========
Pro forma net income per share (basic and
  diluted).....................................  $       .85
                                                 -----------
Pro forma weighted average number of shares....    4,603,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               ADDITIONAL                             STOCK
                                     COMMON      PAID-IN      RETAINED    TREASURY   PURCHASE
                                      STOCK      CAPITAL      EARNINGS     STOCK      LOANS        TOTAL
                                     -------   -----------   ----------   --------   --------   -----------
Balance at March 31, 1995..........  $91,107   $   254,114   $  859,615   $(50,000)  $     --   $ 1,154,836
  Net income.......................      --             --      528,050         --         --       528,050
  Stockholders' distributions......      --             --      (79,500)        --         --       (79,500)
  Issuance of common stock.........       7         49,493           --         --         --        49,500
                                     -------   -----------   ----------   --------   --------   -----------
Balance at March 31, 1996..........  91,114        303,607    1,308,165    (50,000)        --     1,652,886
  Net income.......................      --             --    2,272,523         --         --     2,272,523
  Stockholders' distributions......      --             --     (900,800)        --         --      (900,800)
                                     -------   -----------   ----------   --------   --------   -----------
Balance at March 31, 1997..........  91,114        303,607    2,679,888    (50,000)        --     3,024,609
  Net income.......................      --             --    5,037,634         --         --     5,037,634
  Stockholders' distributions......      --             --   (3,492,000)        --         --    (3,492,000)
  Issuance of common stock.........   1,750     17,093,502           --         --         --    17,095,252
  Effects of corporate
    reorganization (Note 1)........  (37,094)      243,742           --         --         --       206,648
  Retirement of treasury stock.....  (50,000)           --           --     50,000         --            --
  Stock purchase loans.............      --             --           --         --    (84,892)      (84,892)
                                     -------   -----------   ----------   --------   --------   -----------
Balance at March 31, 1998..........  $ 5,770   $17,640,851   $4,225,522   $     --   $(84,892)  $21,787,251
                                     =======   ===========   ==========   ========   ========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                                  1998          1997         1996
                                                              ------------   -----------   ---------
Cash flows from operating activities:
  Net income................................................  $  5,037,634   $ 2,272,523   $ 528,050
  Adjustments to reconcile net income to net cash provided
    by operations:
    Allowance for doubtful accounts.........................        85,500        15,000      11,785
    Depreciation and amortization...........................       183,811       140,852     114,758
    Deferred taxes..........................................      (170,100)       (3,400)      3,400
    (Increase) decrease in:
      Accounts receivable...................................      (168,972)     (785,929)   (147,803)
      Inventory.............................................      (872,720)   (1,026,670)   (462,918)
      Prepaid expenses and other current assets.............      (351,455)       (9,684)     22,115
      Deposits..............................................           319        (7,193)      1,721
    Increase (decrease) in:
      Accounts payable and due to related party.............      (415,218)      719,122     209,241
      Accrued expenses and other current liabilities........        74,700       (17,694)    134,423
      Income taxes payable..................................       224,749      (165,949)    254,200
                                                              ------------   -----------   ---------
         Net cash provided by operating activities..........     3,628,248     1,130,978     668,972
                                                              ------------   -----------   ---------
Cash flows from investing activities:
  Purchase of investment securities.........................   (12,039,996)           --          --
  Purchase of property, equipment and other assets..........    (1,219,864)     (142,762)    (61,948)
  Stock purchase loans......................................       (84,892)           --          --
  Proceeds from (advances on) loan receivable -- officer....            --        (4,566)    (18,830)
                                                              ------------   -----------   ---------
         Net cash used in investing activities:.............   (13,344,752)     (147,328)    (80,778)
                                                              ------------   -----------   ---------
Cash flows from financing activities:
  Net (payments) proceeds on lines of credit................            --        (5,000)      5,000
  Payments on long-term debt................................    (3,461,881)     (201,780)    (41,442)
  Payments on loan payable -- officer.......................            --            --     (48,218)
  Proceeds from issuance of common stock....................    17,079,141            --          --
  Stockholder distributions.................................    (3,492,000)     (900,800)    (79,500)
  Proceeds from long-term debt..............................     3,150,000            --          --
                                                              ------------   -----------   ---------
         Net cash provided by (used in) financing
           activities.......................................    13,275,260    (1,107,580)   (164,160)
                                                              ------------   -----------   ---------
Net increase (decrease) in cash.............................     3,558,756      (123,930)    424,034
Cash -- beginning of period.................................       515,520       639,450     215,416
                                                              ------------   -----------   ---------
Cash -- end of period.......................................  $  4,074,276   $   515,520   $ 639,450
                                                              ============   ===========   =========
Supplemental disclosures:
  Interest paid.............................................  $     49,148   $    73,184   $  50,048
                                                              ============   ===========   =========
  Income taxes paid.........................................  $  1,491,047   $   487,739   $  60,594
                                                              ============   ===========   =========
Supplementary information regarding non-cash investing and
  financing activities:
  Non-cash acquisition of property..........................  $         --   $    22,000   $ 574,634
                                                              ============   ===========   =========
  Non-cash disposition of property..........................  $         --   $        --   $ (50,829)
                                                              ============   ===========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying consolidated financial statements include Holt's Cigar Holdings, Inc. and its wholly-owned subsidiaries (together the "Company"). These statements reflect the consolidated financial position, results of operations and cash flows after elimination of intercompany accounts and transactions. The Company's business comprises the retail, catalog mail-order and wholesale distribution of cigars and related products.

     The consolidated financial statements have been presented as if the Company had operated as a single combined entity for all periods presented. Such financial statements may not necessarily present the financial position, results of operations and cash flows the Company would have reported as a single entity because in part, one of its subsidiaries, Ashton Distributors, Inc. was a Subchapter S Corporation until November 1997. (See Note 14 for unaudited pro forma financial information.)

  Corporate Reorganization

     In November 1997, the companies were reorganized in a transaction among entities under common control. Prior to the reorganization, the controlling stockholder owned 100% of the outstanding common stock of both Holt's Cigar Company, Inc. and Ashton Distributors, Inc. and 60% of the outstanding common stock of Ashton Holdings, Inc. Ashton Holdings, Inc., which changed its name to Holt's Cigar Holdings, Inc., acquired all the outstanding common stock of Holt's Cigar Company, Inc. and Ashton Distributors, Inc. The assets acquired and liabilities assumed are reflected in the consolidated balance sheet at historical costs except for the ownership interests (represented by options) held by individuals other than the controlling stockholder or his immediate family which have been recorded as the acquisition of minority interests at estimated fair value.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results ultimately may differ from the estimates.

  Inventory

     Inventory is stated at the lower of average cost or market. Cost is determined by the first-in first-out method. Inventory is composed of finished goods held for resale.

  Concentration of Credit Risk

     Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and trade accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions to limit its credit exposure. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, their dispersion across different geographic areas and generally short payment terms.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES

NOTE 1 -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     The carrying amounts of cash, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of those instruments.

     The carrying amount of long-term debt approximates fair value, as the interest rates on the debt approximate rates currently available to the Company for debt with similar terms and remaining maturities.

     The fair value of investments is determined using quoted market values.

  Property and Equipment

     Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the asset are capitalized. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the related assets. Useful lives range from five to thirty-nine years.

  Long-lived Assets

     In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1997, the Company adopted this statement and determined that no impairment loss need be recognized for applicable assets.

  Revenue Recognition

     Sales are recognized upon shipment of products.

  Cost of Goods Sold

     Cost of goods sold include the purchases of finished goods inventory for resale.

                                                      1998          1997         1996
                                                   -----------   ----------   ----------
Beginning inventory..............................  $ 2,583,877   $1,557,207   $1,094,289
Purchases from:
  Related party supplier (Note 9 and 11).........    9,310,924    3,631,481    1,853,269
  Other suppliers................................    7,514,791    6,961,153    3,768,212
Less: Ending inventory...........................   (3,456,597)  (2,583,877)  (1,557,207)
                                                   -----------   ----------   ----------
Cost of goods sold...............................  $15,952,995   $9,565,964   $5,158,563
                                                   ===========   ==========   ==========

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES

NOTE 1 -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Stock Options

     The Company applies Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans.

     In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This Statement establishes a fair value method of accounting for, or disclosing, stock-based compensation plans. The Company adopted the disclosure provisions of SFAS No. 123 which require disclosing the pro-forma effect on net income and earnings per share of the fair value method of accounting for stock-based compensation. The adoption of the disclosure provisions did not affect the Company's consolidated financial condition, results of operations, or cash flows. See Note 12.

  Earnings Per Share

     Earnings per share are presented on a historical basis in accordance with SFAS No. 128, "Earnings Per Share". Pro forma earnings per share are presented to reflect the changes in the Company's corporate structure occurring in connection with the Reorganization.

  Income Taxes

     The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

     Prior to November 1997, Ashton Distributors, Inc. (Ashton) had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and Pennsylvania Tax Reform Code. Under these provisions, Ashton did not pay federal or state income taxes on its taxable income; income, losses and credits were included in the individual tax return of Ashton's stockholder.

  Advertising

     The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions costs amounted to $438,510, $329,057 and $328,111 for the years ended March 31, 1998, 1997 and 1996, respectively.

NOTE 2 -- INVESTMENT SECURITIES -- HELD TO MATURITY

     Investment securities consist of debt securities issued by the U.S. Treasury. The amortized cost of such securities approximates fair value as of March 31, 1998. Maturities of the securities range from six months to five years. The Company intends to hold these securities to maturity.

NOTE 3 -- INCOME TAXES

     As discussed in Note 1, the Company utilizes the liability method of accounting for income taxes in accordance with SFAS 109. The effective tax rates differ from the statutory rate primarily due to the Company's historical corporate structure. The income recorded in Ashton Distributors, Inc. was not subject to corporate taxation, rather the tax consequences were the responsibility of the individual stockholder, resulting in a permanent difference. The historical income tax expense is detailed as follows on a consolidated basis, after the effects of eliminations:

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES

NOTE 3 -- INCOME TAXES -- (CONTINUED)

                                                           YEARS ENDED MARCH 31,
                                                     ----------------------------------
                                                        1998         1997        1996
                                                     ----------   ----------   --------
Income taxes at U.S. federal income tax rate.......  $2,222,276   $1,139,649   $338,500
State taxes, net of federal benefit................     392,166      170,947     50,775
S Corporation income tax attributable directly to
  stockholder......................................  (1,119,720)    (733,996)   (71,075)
Other..............................................       3,751           --         --
                                                     ----------   ----------   --------
Income tax expense.................................  $1,498,473   $  576,600   $318,200
                                                     ==========   ==========   ========
Income tax expense (benefit) consists of the
  following:
  Current tax expense
     Federal.......................................  $1,418,287   $  435,000   $237,500
     State.........................................     250,286      141,600     77,300
                                                     ----------   ----------   --------
                                                      1,668,573      576,600    314,800
                                                     ----------   ----------   --------
  Deferred tax expense (benefit)
     Federal.......................................    (144,600)          --      3,400
     State.........................................     (25,500)          --         --
                                                     ----------   ----------   --------
                                                       (170,100)          --      3,400
                                                     ----------   ----------   --------
                                                     $1,498,473   $  576,600   $318,200
                                                     ==========   ==========   ========
The components of deferred tax assets are as
  follows:
Deferred tax asset -- current:
  Bad debt allowance...............................  $   34,200
  Inventories......................................     126,800
Deferred tax asset -- noncurrent:
  Depreciation.....................................       9,100
                                                     ----------
     Total deferred tax asset......................  $  170,100
                                                     ==========

     The Company assessed the need for a valuation allowance and the realizability of the related deferred tax asset. Based on this assessment, no valuation allowance is necessary at March 31, 1998.

NOTE 4 -- PROPERTY & EQUIPMENT, NET

     Property and equipment is detailed as follows:

                                                        YEARS ENDED MARCH 31,
                                                       -----------------------
                                                          1998         1997
                                                       ----------   ----------
Equipment...........................................   $  340,856   $  223,963
Furniture and fixtures..............................      287,134      205,800
Leasehold improvements..............................    1,188,863      636,638
                                                       ----------   ----------
Accumulated depreciation............................    1,816,853    1,066,401
                                                         (360,286)    (218,175)
                                                       ----------   ----------
Property and equipment net..........................   $1,456,567   $  848,226
                                                       ==========   ==========

     Depreciation expense amounted to $142,111, $110,794 and $80,049 in 1998, 1997 and 1996, respectively.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -- OTHER ASSETS

                                                                 MARCH 31,
                                                           ----------------------
                                                             1998          1997
                                                           --------      --------
Contract Rights......................................      $450,000      $     --
Goodwill.............................................       243,742            --
Trademarks...........................................       144,776       135,976
Deposits.............................................        15,176        15,495
Other................................................       107,879        99,979
                                                           --------      --------
                                                            961,573       251,450
Accumulated amortization.............................      (145,736)     (104,036)
                                                           --------      --------
                                                           $815,837      $147,414
                                                           ========      ========

     The assets are being amortized over periods ranging from five to twenty years.

NOTE 6 -- BORROWINGS

  Lines of Credit

     The Company maintains a line of credit with a bank, payable on demand of which no amounts were outstanding at March 31, 1998 and 1997. Interest is payable at the bank's prime rate (8.5% at March 31, 1998 and 1997) less .25%. The line is collateralized by the Company's accounts receivables and its inventory. At April 28, 1998, the amount available under this line was increased from $400,000 to $4,000,000.

  Long-term Debt

     Long-term debt consists of the following:

                                                                  MARCH 31,
                                                              ------------------
                                                               1998      1997
                                                              ------   ---------
Note payable -- bank -- due in monthly payments of $1,042
  plus interest at the bank's prime rate (8.25% at March 31,
  1997) plus 1%, collateralized by inventory, property and
  the guarantee of the stockholder. The note was repaid in
  1998......................................................  $   --   $  22,894
Notes payable -- equipment -- due in various monthly
  payments ranging from $148 to $709 including interest from
  9.9% to 14%, collateralized by equipment. The note was
  repaid in 1998............................................      --      25,841
Note payable -- bank -- due in monthly payments of $1,208
  including interest at 8.5% (using a twenty-five year
  amortization), collateralized by a second mortgage on the
  retail location, property owned by the stockholder, and an insurance policy on the life of the stockholder. The note
  was repaid in 1998........................................      --     147,078
Note payable -- bank -- due in monthly payments of $4,042
  including interest at 9%. Monthly payments increased to
  $9,470 in September, 1996. Collateralized by the
  assignment of rents on the real property at the retail
  location, accounts receivable, inventory and a mortgage on the retail location property, along with the guarantee of
  the stockholder. The note was repaid in 1998..............      --     116,068
                                                              ------   ---------
     Total..................................................      --     311,881
     Less: current portion..................................      --    (129,441)
                                                              ------   ---------
     Long-term debt.........................................  $   --   $ 182,440
                                                              ======   =========

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES

NOTE 6 -- BORROWINGS -- (CONTINUED)

     Total interest expense amounted to $49,148, $73,184 and $50,048 for the years ended 1998, 1997 and 1996, respectively.

NOTE 7 -- LEASE COMMITMENTS

     The Company leases office and warehouse space in Philadelphia under a noncancelable operating lease expiring in June, 2002 with one five year renewal option. The Company also leases retail space from the stockholder under an operating lease expiring in October, 2004. The lease includes a five year renewal option.

     The Company leases various office and warehouse equipment and an automobile under operating leases expiring through April, 2002. The following is a schedule of future minimum rental payments required under the above operating leases as of March 31, 1998:


         1999............................................   $181,896
         2000............................................   $158,400
         2001............................................   $153,303
         2002............................................   $152,268
         2003............................................   $ 93,847

     Rental expense amounted to $175,384, $103,044 and $100,008 for the years ended March 31, 1998, 1997 and 1996, respectively.

NOTE 8 -- PROFIT SHARING PLAN

     The Company sponsors a 401(k) contributory qualified profit sharing plan covering substantially all of its employees. Under the Plan, the Company's contributions are based upon the employee's elective deferral contribution. The Company contribution is equal to 50% of the employee's contribution up to 6% of the employee's pre-tax salary. Contributions for fiscal year 1998, 1997 and 1996 amounted to $25,525, $23,233 and $18,463, respectively.

NOTE 9 -- MAJOR SUPPLIERS

     During 1998, 1997 and 1996, the Company purchased approximately 64%, 47% and 39%, respectively, of its cigars from one supplier. At March 31, 1998 and 1997, amounts due to the supplier were approximately $534,200 and $713,800, respectively, and are included in due to related party. The supplier is a company controlled by an affiliate of a stockholder of the Company. During 1998 and 1997, approximately 13% and 18%, respectively, of the Company's cigar purchases were from another third party supplier. At March 31, 1998, approximately $115,500 was due to the other supplier and is included in accounts payable.

NOTE 10 -- COMMITMENTS

     The Company is required to pay royalties to an individual related to the purchase of the "Ashton" name. Royalties are based on 1% of all purchases of cigars bearing the Ashton name through January 1, 2000. Royalties incurred in the years ended March 31, 1998, 1997 and 1996 were $71,701, $31,616 and $16,150, respectively.

NOTE 11 -- RELATED PARTY TRANSACTIONS

     The Company has a loan receivable due from several employees including a stockholder (see Note 13).

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES

NOTE 11 -- RELATED PARTY TRANSACTIONS -- (CONTINUED)

     The Company paid rent of approximately $75,000, $54,000 and $48,000 to a stockholder in the years ended March 31, 1998, 1997 and 1996, respectively (see
Note 7).

     The major supplier mentioned in Note 9 is a company owned by a stockholder in the Company. Amounts due to the related party are separately shown on the face of the balance sheet.

NOTE 12 -- STOCK OPTIONS

     Effective January 1, 1996, three individuals were granted stock options to purchase common stock of each of the three companies, which now comprise Holt's Cigar Holdings, Inc., at estimated fair market value. The individuals were an employee, an outside director, and a member of the controlling stockholder's immediate family, respectively. An aggregate of 482,400 shares were issued at an exercise price of $.50 per share. The options expire on December 31, 2005. The employee option vests ratably over five years, the family member and director's options vested immediately. The controlling stockholder has agreed that upon exercise of any such options he will contribute to the capital of the Company one share of common stock for each share purchased pursuant to those options.

     In September 1997, the Board of Directors approved an Employee Stock Option Plan. The plan allows for options to purchase up to 300,000 shares of common stock to be granted, at their fair market value on the date of grant. The Company granted options to purchase an aggregate of 168,500 shares on November 24, 1997. The options have a contractual life of five years from grant date and vest ratably over three years.

     In September 1997, the Board of Directors approved a "Non-Management Directors Stock Option Plan" which allows for options to purchase up to 180,000 shares. The Company granted outside directors options to purchase an aggregate of 60,000 shares on November 24, 1997, at their fair market value on the date of grant. The options have a contractual life of five years from grant date and vested immediately.

     The following table summarizes the stock options outstanding for each of the three years ended March 31, 1998:

                                                                       YEAR ENDED MARCH 31,
                                   ---------------------------------------------------------------------------------------------
                                                  1998                         1997                          1996
                                   ----------------------------------   -------------------   ----------------------------------
                                                          WEIGHTED-                                                  WEIGHTED-
                                                           AVERAGE                                                    AVERAGE
                                                         FAIR MARKET                                                FAIR MARKET
                                             WEIGHTED-      VALUE                 WEIGHTED-             WEIGHTED-      VALUE
                                              AVERAGE      GRANTED                 AVERAGE               AVERAGE      GRANTED
                                             EXERCISE       DURING                EXERCISE              EXERCISE       DURING
OPTIONS                            SHARES      PRICE       THE YEAR     SHARES      PRICE     SHARES      PRICE       THE YEAR
-------                            -------   ---------   ------------   -------   ---------   -------   ---------   ------------
Outstanding at beginning of
  year...........................  482,400    $ 0.50            --      482,400    $ 0.50          --        --           --
Granted..........................  228,500     11.00        $ 3.05           --        --     482,400    $ 0.50        $0.24
Exercised........................       --        --            --           --        --          --        --           --
Cancelled........................   (4,000)    11.00            --           --        --          --        --           --
                                   -------                              -------               -------
Outstanding at end of year.......  706,900      3.83            --      482,400      0.50     482,400      0.50           --
                                   =======                              =======               =======
Options exercisable at end of
  year...........................  421,800      1.99            --      321,600      0.50     281,400      0.50           --

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES

NOTE 12 -- STOCK OPTIONS -- (CONTINUED)

     The following table summarizes information about stock options outstanding at March 31, 1998:

                   OUTSTANDING AND EXERCISABLE BY PRICE RANGE                        OPTIONS EXERCISABLE
                   ------------------------------------------                      -----------------------
                                       WEIGHTED-AVERAGE           WEIGHTED-                      WEIGHTED-
      RANGE OF                             REMAINING               AVERAGE                        AVERAGE
      EXERCISE           NUMBER           CONTRACTUAL             EXERCISE           NUMBER      EXERCISE
       PRICES          OUTSTANDING           LIFE                   PRICE          EXERCISABLE     PRICE
      --------         -----------     ----------------           ---------        -----------   ---------
$0.50                    482,400             7.75                   $0.50            361,800        0.50
$11.00                   224,500             4.65                   11.00             60,000       11.00
                         -------                                                     -------
$0.50-$11.00             706,900             6.77                   3.83             421,800      $ 1.99
                         =======                                                     =======

     The weighted average fair value was estimated on the date of grant using the Black-Scholes option pricing model assuming no dividends or volatility, the average expected life and a risk free interest rate of 6.5%.

     The Company accounts for options in accordance with APB No. 25 and accordingly, no compensation cost has been recognized. If the Company had elected to recognize compensation cost consistent with the method prescribed by SFAS 123, net income would have been reduced by approximately $249,000 (a decrease of $.05 on earnings per share) in fiscal 1998 and $8,000 in fiscal 1997 (no effect on earnings per share).

NOTE 13 -- CAPITAL STRUCTURE

     As discussed in Note 1, the Company reorganized in November 1997. After the reorganization, Holt's Cigar Holdings, Inc. has one class of common stock with a par value of $.001. In addition, the Company is authorized to issue 1,000,000 shares of preferred stock, the features of which are subject to designation by the Board of Directors. On November 24, 1997, the Company effected its initial public offering by selling 1,750,000 shares at $11.00 per share. As discussed in
Note 12, the Company has options outstanding for the purchase of 706,900 shares of common stock.

     In February 1998, the Company loaned certain employees a total of $84,892 to purchase shares of the Company stock. The balance of the loans outstanding has been reflected as a reduction of stockholders' equity.

NOTE 14 -- PRO FORMA AND SUPPLEMENTAL INFORMATION (UNAUDITED)

  Pro forma Net Income Per Share

     The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period plus common stock equivalents, if dilutive, consisting of shares subject to stock options.

     Pro forma net income per share is based on net income per share decreased to give effect to the increased amortization costs of $8,125 for the year ended March 31, 1998 which would have resulted if the goodwill created at the reorganization had existed at March 31, 1997.

     In addition, pro forma income taxes represent the income tax expense that would have been recorded had the Company been a C Corporation during the year ended March 31, 1998.

  Supplemental Pro forma Net Income Per Share

     Pursuant to the requirements of the Securities and Exchange Commission, the weighted average number of outstanding common shares for supplemental earnings per share includes the effects of the incremental number of shares required to fund distributions to the shareholder of Ashton Distributors, Inc. in excess of earnings for the preceding 12 months. The inclusion of such additional shares would not materially impact pro forma earnings per share as reported.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED MARCH 31, 1996, 1997, 1998

                                                     CHARGED    CHARGED
                                        BALANCE AT   TO COSTS   TO OTHER                BALANCE AT
                                        BEGINNING      AND      ACCOUNTS   DEDUCTIONS     END OF
DESCRIPTION                             OF PERIOD    EXPENSES   DESCRIBE    DESCRIBE      PERIOD
-----------                             ----------   --------   --------   ----------   ----------
Year ended March 31, 1996:
Allowance for doubtful accounts.......   $ 7,715     $ 11,785        --          --      $ 19,500
Inventory reserve.....................        --           --        --          --            --

Year ended March 31, 1997:
Allowance for doubtful accounts.......   $19,500     $ 15,000        --          --      $ 34,500
Inventory reserve.....................        --           --        --          --            --

Year ended March 31, 1998:
Allowance for doubtful accounts.......   $34,500     $ 85,500        --          --      $120,000
Inventory reserve.....................        --     $317,045        --          --      $317,045

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HOLT'S CIGAR HOLDINGS, INC.

                                          By: /s /  MICHAEL PITKOW
                                              ----------------------------------
                                              Michael Pitkow
                                              Executive Vice President and
                                              Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the Company and in the capacities indicated as of June 19, 1998.

       SIGNATURE                                 TITLE                                DATE
       ---------                                 -----                                ----
/s /  ROBERT G. LEVIN         Chairman, Chief Executive Officer, President          June 26, 1998
------------------------      and Director
Robert G. Levin

/s /  MICHAEL PITKOW          Chief Operating Officer, Executive Vice               June 26, 1998
------------------------      President, Secretary and Director
Michael Pitkow

/s /  JERRY L. COX            Chief Financial Officer                               June 26, 1998
------------------------
Jerry L. Cox

/s /  HARVEY W. GROSSMAN      Director                                              June 26, 1998
------------------------
Harvey W. Grossman

/s /  MARVIN B.               Director                                              June 26, 1998
SHARFSTEIN
------------------------
Marvin B. Sharfstein

/s /  CARLOS A. FUENTE,       Director                                              June 26, 1998
SR.
------------------------
Carlos A. Fuente, Sr.

/s /  CARLOS P. FUENTE,       Director                                              June 26, 1998
JR.
------------------------
Carlos P. Fuente, Jr.