Form 10-Q
period 1998-06-30
HOLTS CIGAR HOLDINGS INC
filed 1998-08-14
CIK 1045549

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the three months ended June 30, 1998

                         Commission file number 0-23403

                           HOLT'S CIGAR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                    51-0350003
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)


                   12270 TOWNSEND ROAD, PHILADELPHIA, PA 19154
   (Address, including zip code, of registrant's principal executive offices)

                                 (215) 676-8778
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                   Yes x No _


         Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

                                  Class: Common
                    Outstanding at August 12, 1998: 5,770,000

                           HOLT'S CIGAR HOLDINGS, INC.
                                AND SUBSIDIARIES


                               INDEX TO FORM 10-Q


                                                                           Page
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheets as of June 30, 1998 (Unaudited)
          And March 31, 1998                                                3

         Consolidated Statements of Operations for the
         Three Month Period ended June 30, 1998 and 1997                    4

         Consolidated Statements of Shareholders' Equity for the
         Three Month Period ended June 30, 1998                             5

         Consolidated Statements of Cash Flows for the
         Three Month Period ended June 30, 1998 and 1997                    6

         Notes to Consolidated Financial Statements                         7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 9

PART II - OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                     10

     Item 6.  Exhibits and Reports of Form 8-K                              11


SIGNATURES                                                                  12

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                      June 30, 1998      March 31, 1998
                                                                                      ------------       --------------
Current assets:                                                                        (UNAUDITED)
     Cash                                                                             $  4,641,732        $  4,074,276
     Investment securities-held to maturity                                              4,154,973           4,096,361
     Accounts receivable (net of allowance for doubtful accounts of $120,000
          At June 30, 1998 and March 31, 1998)                                           1,512,552           1,319,141
     Inventory                                                                           4,082,627           3,456,597
     Deferred income taxes                                                                 161,000             161,000
     Prepaid expenses and other current assets                                             547,259             402,863
                                                                                      ------------        ------------
          Total current assets                                                          15,100,143          13,510,238

Investment securities - held to maturity                                                 7,986,240           7,948,760
Property and equipment, net                                                              1,504,716           1,456,567
Deferred income taxes                                                                        9,100               9,100
Other assets, net                                                                          805,729             815,837
                                                                                      ------------        ------------

Total assets                                                                          $ 25,405,928        $ 23,740,502
                                                                                      ============        ============

Current liabilities:
     Accounts payable                                                                 $  1,162,853        $    657,424
     Due to related party                                                                  659,482             534,157
     Accrued expenses and other current liabilities                                         56,088             240,570
     Income taxes payable                                                                  789,049             521,100
                                                                                      ------------        ------------
          Total current liabilities                                                      2,667,472           1,953,251
                                                                                      ------------        ------------
Commitments
Stockholders' equity:
     Preferred stock, $.001 par value, 1,000,000 shares authorized,
          none issued                                                                         --                  --
     Common stock, $.001 par value, 25,000,000 shares authorized, 5,770,000
           issued and outstanding                                                            5,770               5,770
     Additional paid-in capital                                                         17,640,851          17,640,851
     Retained earnings                                                                   5,191,343           4,225,522
                                                                                      ------------        ------------
                                                                                        22,837,964          21,872,143

     Treasury stock, 2,400 shares at cost
     Stock purchase loans                                                                  (14,616)               --
                                                                                           (84,892)            (84,892)
                                                                                      ------------        ------------
     Total stockholders' equity                                                         22,738,456          21,787,251
                                                                                      ------------        ------------

Total liabilities and stockholders' equity                                            $ 25,405,928        $ 23,740,502
                                                                                      ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 1998 and 1997

                                                                  1998                      1997
                                                                  ----                      ----
                                                               (UNAUDITED)              (UNAUDITED)
Net sales                                                      $7,299,619             $    6,361,422

Cost of goods sold                                              4,018,297                  3,612,127
                                                               ----------             --------------
Gross profit                                                    3,281,322                  2,749,295

Operating expenses                                              1,871,918                  1,392,816
                                                               ----------             --------------
Income from operations                                          1,409,404                  1,356,479

Other income                                                      200,298                     13,933
                                                               ----------             --------------
Income before income taxes                                      1,609,702                  1,370,412

Provision for income tax                                       $  643,881                    317,000
                                                               ----------             --------------
Net income                                                     $  965,821             $    1,053,412
                                                               ==========             ==============
Net income per share (basic and diluted)                       $    0 .17             $        0 .26
                                                               ==========             ==============
Weighted average number of shares                               5,770,000                  4,020,000
                                                               ==========             ==============

Pro forma income data (unaudited):  (I)

Income before income taxes, as reported                                               $    1,370,412

Pro forma amortization of goodwill                                                             3,054
                                                                                      --------------
Pro forma income before income taxes                                                       1,367,358

Pro forma provision for income taxes                                                         547,000
                                                                                      --------------
Pro forma net income                                                                  $      820,358
                                                                                      ==============
Pro forma net income per share (basic and diluted)                                    $         0.20
                                                                                      ==============
Pro forma weighted average number of shares                                                4,020,000
                                                                                      ==============


The accompanying notes are an integral part of these consolidated financial statements.

--------

(I) Pro forma amounts are not present for the quarter ended June 30, 1998, as the Company's reorganization occurred in November 1997.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998

                                                         Additional                                    Stock
                                           Common         Paid-In        Retained       Treasury      Purchase
                                           Stock          Capital        Earnings        Stock         Loans          Total
                                           -----          -------        --------        -----         -----          -----
Balance at March 31, 1998               $    5,770      $17,640,851     $4,225,522     $    --       $(84,892)     $21,787,251

 Net Income                                                                965,821                                     965,821

 Purchase of Common Stock                                                               (14,616)                       (14,616)
                                        ----------      -----------     ----------     --------      ---------     -----------


Balance at June 30, 1998                $    5,770      $17,640,851     $5,191,343     $(14,616)     $(84,892)     $22,738,456
                                        ==========      ===========     ==========     =========     =========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                               June 30, 1998      June 30, 1997
Cash Flows from operating activities:                                                           (UNAUDITED)         (UNAUDITED
     Net Income                                                                                $   965,821        $ 1,053,412
     Adjustments to reconcile net income to net cash provided by operations:
          Allowance for doubtful accounts                                                                               5,500
          Depreciation and amortization                                                             79,046             28,797
          (Increase) decrease in:
              Investments                                                                          (96,092)              --
              Accounts receivable                                                                 (193,411)            43,562
              Inventory                                                                           (626,030)           (39,400)
              Prepaid expenses and other current assets                                           (144,396)            21,839

           Increase (decrease) in:
              Accounts payable and due to related party                                            630,754           (262,363)
              Accrued expenses and other current liabilities                                      (184,482)          (119,240)
              Income taxes payable                                                                 267,949            102,958
                                                                                               -----------        -----------
                    Net cash provided by operating activities                                      699,159            835,065
                                                                                               -----------        -----------
Cash flows from investing activities:
     Purchase of company stock                                                                     (14,616)               --
     Purchase of property, equipment and other assets                                             (117,087)          (217,896)
                                                                                               -----------        -----------
                      Net cash used in investing activities                                       (131,703)          (217,896)
                                                                                               -----------        -----------
Cash flows from financing activities:
    Payments on long term debt                                                                        --              (34,465)
    Stockholder distributions                                                                         --             (427,006)
    Proceeds from long-term debt                                                                      --              170,000
                                                                                               -----------        -----------
Net cash provided by (used in) financing activities                                                   --             (291,471)
                                                                                               -----------        -----------
Net increase in cash                                                                               567,456            325,698
Cash  ---- beginning of period                                                                   4,074,276            515,520
                                                                                               -----------        -----------
Cash  ---- end of period                                                                       $ 4,641,732        $   841,218
                                                                                               ===========        ===========
Supplemental disclosures:
     Interest paid                                                                             $     --           $     7,467
                                                                                               ===========        ===========
     Income taxes paid                                                                         $   365,232        $   325,150
                                                                                               ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)   Basis of Presentation

The consolidated financial statements included herein include the accounts Holt's Cigar Holdings, Inc. and it wholly owned subsidiaries ("the Company"). The Company is engaged in the wholesale and retail sale of premium cigars and cigar-related accessories.

These financial statements have been prepared by management without audit but in accordance with generally accepted accounting principals applicable to interim financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the audited combined financial statements and notes thereto for the year ended March 31, 1998 contained in the Company's Annual Report on Form 10-K. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature. The results of operations for the three months ended June 30, 1998 and 1997 are not necessarily indicative of the operating results to be expected for a full year.

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

(3)   Adoption of Recently Issued Accounting Standard

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) for the period ended March 31, 1998 and June 30,1998, as required. This statement requires companies to present basic earnings per share, and if applicable, diluted earnings per share. Comparable prior periods have been restated in accordance with the standard's transition provisions.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 (SFAS 130), which establishes rules for reporting and displaying all changes in shareholders' equity, such as unrealized gains or losses on available for sale securities transaction adjustments, and certain changes in minimum pension liabilities. The statement is effective for the Company, April 1, 1998. Since the Company has no elements of other comprehensive income at June 30, 1998, no separate presentation of comprehensive income has been made in these financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those businesses report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements for the fiscal year ending March 31, 1999, which will require retroactive application. The Company has not completed its review of this standard and has not determined the impact its adoption will have on the Company's financial statements.

(4)   Equity Offering

In November 1997, the Company completed its reorganization and an initial public offering of 1,750,000 shares of its common stock. The net proceeds to the Company, after deducting underwriting discounts and commissions and expenses were $17,031,500. The net proceeds were recorded as an increase to additional paid in capital common stock. The proceeds were used, in part, to retire long-term debt and short-term debt to fund the stockholder distribution made in conjunction with the reorganization.

(5)   Pro Forma Information

Pro Forma Income Taxes

On November 24, 1997, the Company terminated the S Corporation status of Ashton Distributors, Inc. (one of the wholly owned subsidiaries) and converted it to a C Corporation status. As an S Corporation, the net income of this entity for federal and state income tax purposes was taxable directly to the Company's shareholder. The Company's future earnings will be subject to corporate income taxes.

The proforma provision for income taxes represents the income tax provisions that would have been reported had the Company been a C Corporation in the prior period.

Pro Forma New Income Per Share

The computation of pro forma earnings per share is based on the weighted average number of outstanding common shares during the period plus common stock equivalents, if dilutive. The Company has certain stock options (for 482,000 shares) outstanding with exercise prices less that the current market price for which controlling stockholder has agreed that upon exercise of any such options he will contribute the capital of the Company one share of common stock for each share purchased pursuant to those options, thereby reducing his ownership interest.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors. For information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (Registration No. 333-36263) dated November 24, 1997 as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain items in the Company's statement of operations for the periods indicated:

                                                                                 Three months ended
                                                                                 ------------------
                                                                                     June 30,
                                                                              1998                   1997
                                                                              ----                   ----
Net sales                                                                    100.0%                 100.0%

Cost of goods sold                                                            55.0                   56.8
                                                                             -----                  -----
Gross profit                                                                  45.0                   43.2

Operating expenses                                                            25.6                   21.9
                                                                             -----                  -----
Income from operations                                                        19.4                   21.3

Other income                                                                   2.7                    0.2
                                                                             -----                  -----
Income before income taxes                                                    22.1%                  21.5%
                                                                             =====                  =====


 THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

NET SALES. Net sales increased approximately $938,000 or 14.7% from $6.4 million in Fiscal 1997 to $7.3 million in Fiscal 1998. Net sales increased primarily as a result of a $1.0 million increase in net sales of premium cigars from $5.8 million for Fiscal 1997 to $6.9 million for Fiscal 1998. Of such increase $453,000 was attributable to increased retail sales of premium cigars and $559,000 was attributable to increased wholesale sales of premium cigars. These increases were the result of (i) increased availability of premium cigars from the Company's suppliers, (ii) continued demand for premium cigars, and (iii) increases in the average selling price per cigar of premium cigars. Accessory sales declined by approximately $74,000. The wholesale division sales accounted for 65.5% of the increase while the retail division accounted for 34.5% of the increase. Of the retail division's increase in net sales, retail - store accounted for 59.3% of such increase and retail - mail order accounted for 40.7% of such increase.

GROSS PROFIT. Gross profit increased approximately $532,000 or 19.4% from $2.8 million in Fiscal 1997 to $3.3 million in Fiscal 1998. Gross profit, as a percentage of net sales was 45.0% for Fiscal 1998 and 43.2% for Fiscal 1997. This increase of 1.8% was the result of the sales mix shifting in favor of the wholesale division, which has higher gross margins than the retail division.

OPERATING EXPENSES. Operating expenses increased approximately $479,000 or 34.4% from $1.4 million in Fiscal 1997 to $1.9 million in Fiscal 1998. As a percentage of net sales, operating expenses increased from 21.9% in Fiscal 1997 to 25.6% in Fiscal 1998. This increase is primarily a result of increased staff and salaries plus the establishment of the Company's in-house sales force.

OTHER INCOME. Other income increased by approximately $186,000. This is a result of the Company investing the majority of the proceeds from its public offering in marketable securities.

Liquidity And Capital Reserves

The Company has historically financed its business through a combination of cash generated from operations and bank debt. Net cash provided by operations for the three months ended June 30,1998 and 1997 of $699,000 and $835,000, respectively, consisted primarily of net income and increases in accounts payable and income taxes payable, offset by increases in accounts receivable and inventory.

On October 24, 1997, Ashton Distributors, Inc. declared a distribution of $2.7 million to Robert G. Levin, its shareholder and Chairman of the Board, Chief Executive Officer and President of the Company, such amount being estimated to equal the accumulated but undistributed earnings of Ashton Distributors, Inc. as of the date of the Offering which have been or will be taxed to Mr. Levin. Ashton Distributors, Inc. borrowed this amount from a Bank pursuant to a demand note due no later than December 1, 1997 with interest accruing at the rate of 6%. This note was guaranteed by Mr. Levin and was repaid with the proceeds of the Offering.

The Company has a $4,000,000 line of credit with a Bank with borrowings thereunder accruing at the bank's prime rate. At June 30, 1998, the Company had no borrowings under the line of credit.

The Company believes that cash generated from its operating activities and available bank borrowings along with proceeds from its initial public offering of Common Stock will be sufficient to fund its operations and expansion programs for the foreseeable future.

Impact of Inflation

The Company does not believe that inflation has had a material impact on its net sales or results of operations.

                            Part II Other Information

Item 2.  Changes in Securities and Use of Proceeds

         (d) The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (Registration No. 333-36263 for the Sale of Common Stock in the Company's initial public offering (the "Offering"). The Company registered 1,750,000 shares of Common Stock. The effective date of the registration Statement was November 24, 1997. The Offering commenced on November 25, 1997 and was terminated after the sale of all securities registered. The managing underwriters for the Offering were Prudential Securities Incorporated and Janney Montgomery Scott, Inc. The aggregate price to the public of the 1,750,000 shares of Common Stock registered was $19,250,000. The Company completed the Offering, selling all 1,750,000 shares of Common Stock registered for the aggregate offering price of $19,250,000.

                  The Company incurred the following expenses in connection with the issuance and distribution of its Common Stock in the
                  Offering:

         Underwriting Discounts and Commissions                  $1,347,500
         Other Expenses                                             871,000
                                                                 ----------
                           Total Expenses                        $2,218,500
                                                                 ==========

                  All payments of expenses were direct or indirect payments to persons other than directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company, except for $20,000 payable to Cogen Sklar, LLP, an accounting firm in which Harvey W. Grossman, a director of the Company is a principal.

                  The Company used the net proceeds of the Offering ($17,031,500 after deducting total expenses set forth above) for the following purposes:

         Repayment of outstanding bank indebtedness                $ 3,352,000
         Payment of S Corporation Distribution                         240,000
         Increase inventory of premium cigars                          499,000
         Temporary investments                                      12,940,500
                                                                   -----------

                           Total                                   $17,031,500
                                                                   ===========

         The payment with respect to the S Corporation Distribution was made to Robert G. Levin, a shareholder owning more that 10% of the Common Stock of the Company and the Chairman of the Board, Chief Executive Officer and President and a director of the Company. Payment of $2,7000.000 of the outstanding bank in indebtedness was in satisfaction of a loan to the Company to fund a distribution to Mr. Levin of undistributed earnings of Ashton Distributors, Inc. prior to the reorganization of the Company undertaken on November 19, 1997 in contemplation of the initial public offering of the Company's Common Stock on November 24, 1997. All other payments were direct or indirect payments to persons other than directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.


Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits

                  27.1     Financial Data Schedule

                  99.1 Financial Statements and accompanying Notes incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-36263) pursuant to Rule 12b-23 (a) (3)

                  99.2 Risk factors incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-36263) pursuant to Rule 12b-23
                           (a) (3)

         b. The Company did not file any reports on File 8-K during the three months ended June 30, 1998.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                        HOLT'S CIGAR HOLDINGS, INC.

                                        /s/ ROBERT G. LEVIN
                                        --------------------------------
                                        ROBERT G. LEVIN, PRESIDENT AND CHAIRMAN


                                        /s/ JERRY L. COX
                                        --------------------------------
                                        JERRY L. COX, CHIEF FINANCIAL OFFICER



DATE: AUGUST 13, 1998