Form 10-Q
period 1998-09-30
HOLTS CIGAR HOLDINGS INC
filed 1998-11-16
CIK 1045549

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

                  For the three months ended September 30, 1998

                         Commission file number 0-23403

                           HOLT'S CIGAR HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                               51-0350003
       -------------------------------              -------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)


                   12270 TOWNSEND ROAD, PHILADELPHIA, PA 19154
   --------------------------------------------------------------------------
   (Address, including zip code, of registrant's principal executive offices)

                                 (215) 676-8778
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                             Yes  X     No
                                -----     -----

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

                                  Class: Common
                   Outstanding at November 12, 1998: 5,885,397

                           HOLT'S CIGAR HOLDINGS, INC.
                                AND SUBSIDIARIES


                               INDEX TO FORM 10 -Q


                                                                                               Page
                                                                                               ----
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheets as of September 30, 1998 (Unaudited)
         And March 31, 1998                                                                     3

         Consolidated Statements of Operations for the
         Three Month Period ended September 30, 1998 and 1997                                    4

         Consolidated Statements of Operations for the
         Six Month  Period ended September 30, 1998  and 1997                                    5

         Consolidated Statements of Shareholders' Equity for the
         Six Month Period ended September 30, 1998                                               6

         Consolidated Statements of Cash Flows for the
         Six Month Period ended September 30, 1998 and 1997                                      7

         Notes to Consolidated Financial Statements                                            8-9


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                     10


PART II - OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                                         11

     Item 6.  Exhibits and Reports of Form 8-K                                                  12


SIGNATURES                                                                                      13


                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                           September 30, 1998    March 31, 1998
                                                                           ------------------    --------------
                                                                               (UNAUDITED)
Current assets:
     Cash                                                                        $  6,586,562      $  4,074,276
     Investment securities-held to maturity                                         3,949,400         4,096,361
     Accounts receivable (net of allowance for doubtful accounts of $120,000
          At September 30, 1998 and March 31, 1998)                                 1,542,641         1,319,141
     Inventory                                                                      4,103,585         3,456,597
     Deferred income taxes                                                            161,000           161,000
     Prepaid expenses and other current assets                                        422,381           402,863
                                                                                 ------------      ------------

          Total current assets                                                     16,765,569        13,510,238

Investment securities - held to maturity                                            8,207,291         7,948,760
Property and equipment, net                                                         1,455,608         1,456,567
Deferred income taxes                                                                   9,100             9,100
Other assets, net                                                                     825,086           815,837
                                                                                 ------------      ------------
Total assets                                                                     $ 27,262,654      $ 23,740,502
                                                                                 ============      ============

Current liabilities:
     Accounts payable                                                            $    745,974      $    657,424
     Due to related party                                                           1,155,708           534,157
     Accrued expenses and other current liabilities                                    69,838           240,570
     Income taxes payable                                                           1,591,150           521,100
                                                                                 ------------      ------------


Total current liabilities                                                           3,562,670         1,953,251
                                                                                 ------------      ------------
Commitments
Stockholders' equity:
     Preferred stock, $.001 par value, 1,000,000 shares authorized,
          none issued                                                                      --                --
     Common stock, $.001 par value, 25,000,000 shares authorized, 5,770,000
           issued and outstanding                                                       5,770             5,770
     Additional paid-in capital                                                    17,640,851        17,640,851
     Retained earnings                                                              6,317,038         4,225,522
                                                                                 ------------      ------------
                                                                                   23,963,659        21,872,143

     Treasury stock, 43,850 shares at cost                                           (188,431)               --
     Stock purchase loans                                                             (75,244)          (84,892)
                                                                                 ------------      ------------
     Total stockholders' equity                                                    23,699,984        21,787,251
                                                                                 ------------      ------------
Total liabilities and stockholders' equity                                       $ 27,262,654      $ 23,740,502
                                                                                 ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 1998 and 1997


                                                          1998                       1997
                                                          ----                       ----
Net sales                                               $8,259,621                $7,062,981

Cost of goods sold                                       4,597,753                 3,706,752
                                                        ----------                ----------

Gross profit                                             3,661,868                 3,356,229

Operating expenses                                       2,109,009                 1,501,333
                                                        ----------                ----------

Income from operations                                   1,552,859                 1,854,896

Other income                                               210,852                    19,383
                                                        ----------                ----------

Income before income taxes                               1,763,711                 1,874,279

Provision for income tax                                   638,016                   336,000
                                                        ----------                ----------
Net income                                              $1,125,695                $1,538,279
                                                        ==========                ==========

Net income per share (basic and diluted)                     $0.20                     $0.38
                                                             =====                     =====

Weighted average number of shares                        5,753,816                 4,020,000
                                                        ==========                ==========

Pro forma income data (unaudited):  (1)

Income before income taxes, as reported                                           $1,874,279

Pro forma amortization of goodwill                                                     3,040
                                                                                  ----------

Pro forma income before income taxes                                               1,871,239

Pro forma provision for income taxes                                                 747,000
                                                                                  ----------

Pro forma net income                                                              $1,124,239
                                                                                  ==========

Pro forma net income per share (basic and diluted)                                     $0.28
                                                                                       =====

Pro forma weighted average number of shares                                        4,020,000
                                                                                  ==========


The accompanying notes are an integral part of these consolidated financial statements.


--------

(1)  Pro forma amounts are not presented for the quarter ended
     September 30, 1998, as the Company's reorganization occurred in November 1997.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Six Months Ended September 30, 1998 and 1997


                                                           1998                        1997
                                                           ----                        ----
Net sales                                               $15,559,240                $13,424,403

Cost of goods sold                                        8,616,050                  7,318,879
                                                        -----------                -----------

Gross profit                                              6,943,190                  6,105,524

Operating expenses                                        3,980,927                  2,894,149
                                                        -----------                -----------

Income from operations                                    2,962,263                  3,211,375

Other income                                                411,150                     33,316
                                                        -----------                -----------

Income before income taxes                                3,373,413                  3,244,691

Provision for income tax                                  1,281,897                    653,000
                                                        -----------                -----------

Net income                                              $ 2,091,516                $ 2,591,691
                                                        ===========                ===========

Net income per share (basic and diluted)                      $0.36                      $0.64
                                                              =====                      =====

Weighted average number of shares                         5,761,772                  4,020,000
                                                        ===========                ===========

Pro forma income data (unaudited):  (1)

Income before income taxes, as reported                                             $3,244,691

Pro forma amortization of goodwill                                                       6,094
                                                                                    ----------

Pro forma income before income taxes                                                 3,238,597

Pro forma provision for income taxes                                                 1,294,000
                                                                                    ----------

Pro forma net income                                                                $1,944,597
                                                                                    ==========

Pro forma net income per share (basic and diluted)                                       $0.48
                                                                                         =====

Pro forma weighted average number of shares                                          4,020,000
                                                                                    ==========



The accompanying notes are an integral part of these consolidated financial statements.



--------

(1)  Pro forma amounts are not presented for the six months ended
     September 30, 1998, as the Company's reorganization occurred in November 1997.

                                HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998


                                                 Additional                                   Stock
                                     Common       Paid-In        Retained      Treasury      Purchase
                                     Stock        Capital        Earnings        Stock        Loans           Total
                                     ------      ----------      --------      --------      --------         -----

Balance at March 31, 1998            $5,770      $17,640,851     $4,225,522    $      --      $(84,892)     $21,787,251

Net Income                                                        2,091,516                                   2,091,516

Purchase of Common Stock                                                        (178,783)                      (178,783)

Return of Stock                                                                   (9,648)        9,648              -0-
                                     ------      -----------     ----------    ---------      --------      -----------

Balance at September 30, 1998        $5,770      $17,640,851     $6,317,038    $(188,431)     $(75,244)     $23,699,984
                                     ======      ===========     ==========    ==========     =========     ===========



The accompanying notes are an integral part of these consolidated financial statements.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                      September 30,               September 30,
                                                                          1998                        1997
                                                                          ----                        ----
                                                                       (UNAUDITED)                  (UNAUDITED)
Cash Flows from operating activities:
     Net Income                                                        $2,091,516                 $2,591,691
     Adjustments to reconcile net income to net cash
       provided by operations:
          Allowance for doubtful accounts                                      --                      5,500
          Depreciation and amortization                                   154,625                     59,858
          (Increase) decrease in:
              Investments                                                (111,570)                        --
              Accounts receivable                                        (223,500)                  (275,922)
              Inventory                                                  (646,987)                  (806,625)
              Prepaid expenses and other current assets                   (19,518)                   (81,829)

           Increase (decrease) in:
              Accounts payable and due to related party                   710,101                    280,159
              Accrued expenses and other current liabilities             (170,732)                   (90,135)
              Income taxes payable                                      1,070,050                        819
                                                                       ----------                 ----------

                    Net cash provided by operating activities           2,853,985                  1,683,516
                                                                       ----------                 ----------

Cash flows from investing activities:
     Purchase of company stock                                           (178,784)                        --
     Purchase of property, equipment and other assets                    (162,915)                  (661,866)
                                                                       ----------                 ----------

                    Net cash used in investing activities                (341,699)                  (661,866)
                                                                       ----------                 ----------

Cash flows from financing activities:
    Payments on long term debt                                                 --                    (90,345)
    Stockholder distributions                                                  --                   (552,000)
    Proceeds from long-term debt                                               --                    450,000
                                                                       ----------                 ----------

Net cash provided by (used in) financing activities                            --                   (192,345)
                                                                       ----------                 ----------

Net increase in cash                                                    2,512,286                    829,305
Cash  ---- beginning of period                                          4,074,276                    515,520
                                                                       ----------                 ----------

Cash  ---- end of period                                               $6,586,562                 $1,344,825
                                                                       ==========                 ==========

Supplemental disclosures:
     Interest paid                                                     $       --                 $   13,912
                                                                       ==========                 ==========


     Income taxes paid                                                 $  491,332                 $  637,371
                                                                       ==========                 ==========





The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements included herein include the accounts Holt's Cigar Holdings, Inc. and its wholly owned subsidiaries ("the Company"). The Company is engaged in the wholesale and retail sale of premium cigars and cigar-related accessories.

These financial statements have been prepared by management without audit but in accordance with generally accepted accounting principals applicable to interim financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the audited combined financial statements and notes thereto for the year ended March 31, 1998 contained in the Company's Annual Report on Form 10-K. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature. The results of operations for the six months ended September 30, 1998 and 1997 are not necessarily indicative of the operating results to be expected for a full year.

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

(3) Adoption of Recently Issued Accounting Standard

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) for the period ended March 31, 1998 and September 30,1998, as required. This statement requires companies to present basic earnings per share, and if applicable, diluted earnings per share. Comparable prior periods have been restated in accordance with the standard's transition provisions.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 (SFAS 130), which establishes rules for reporting and displaying all changes in shareholders' equity, such as unrealized gains or losses on available for sale securities transaction adjustments, and certain changes in minimum pension liabilities. The statement is effective for the Company, April 1, 1998. Since the Company has no elements of other comprehensive income at September 30, 1998, no separate presentation of comprehensive income has been made in these financial statements.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors. For information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (Registration No. 333-36263) dated November 24, 1997 and information in the Company's Annual Report on Form 10-K for the year ended March 31, 1998 as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain items in the Company's statement of operations for the periods indicated:

                                    Three Months Ended                     Six Months Ended
                                       September 30                          September 30
                                  -----------------------              ------------------------
                                  1998               1997               1998              1997
                                  ----               ----               ----              ----
Net sales                         100.0%             100.0%           100.0 %              100.0%
Cost of goods sold                 55.7               52.5             55.4                 54.5
                                  -----              -----            -----                -----
Gross profit                       44.3               47.5             44.6                 45.5
Operating expenses                 25.5               21.3             25.6                 21.6
                                  -----              -----            -----                -----
Income from operations             18.8               26.2             19.0                 23.9
Other income                        2.6                 .3              2.6                   .2
                                  -----              -----            -----                -----
Income before income taxes         21.4%              26.5%            21.6%                24.1%
                                  =====              =====            =====                =====


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

 NET SALES. Net sales increased approximately $1.2 million or 16.9% from $7.1 million in Fiscal 1998 to $8.3 million in Fiscal 1999. Net sales increase is a result of a 22% increase in net sales of premium cigars and a 38% (or $232,000) decrease in net sales of cigar accessories. The increase in premium cigars consisted of $995,000 in the wholesale division, $259,000 in the retail division and $175,000 in the mail order division. These increases were a result of, i) increased availability of premium cigars from the Company's suppliers, ii) the introduction of three new brands, iii) continued demand for premium cigars.

GROSS PROFIT. Gross profit increased approximately $306,000 or 9.1% from $3.4 million in Fiscal 1998 to $3.7 million in Fiscal 1999. Gross profit, as a percentage of net sales was 44.3% for Fiscal 1999 and 47.5% for Fiscal 1998. This decrease of 3.2% was the result of the wholesale division launching their new premium brand cigars, which have a lower gross margin than the Ashton brand.

OPERATING EXPENSES. Operating expenses increased approximately $608,000 or 40.5% from $1.5 million in Fiscal 1998 to $2.1 million in Fiscal 1999. As a percentage of net sales, operating expenses increased from 21.3% in Fiscal 1998 to 25.5% in Fiscal 1999. This increase is primarily a result of increased staff and salaries, the implementation of the Company's national sales force, and the costs of the Company's new facility.

OTHER INCOME. Other income increased by approximately $191,000. This is a result of the Company investing the majority of the proceeds from its public offering in marketable securities.

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 30, 1997

NET SALES. Net sales increased approximately $2.1 million or 15.9% from $13.4 million in Fiscal 1998 to $15.5 million in Fiscal 1999. Net sales increased primarily as a result of a $2.4 million increase in net sales of premium cigars from $12.3 million for fiscal 1998 to $14.7 million for fiscal 1999. Of such increase $887,000 was attributable to increased retail sales of premium cigars and $1,554,000 was attributable to increased wholesale sales of premium cigars. These increases were the result of i) increased availability of premium cigars from the Company's suppliers, ii) continued demand of premium cigars, iii) the introduction of three premium brands, iv) increases in the average selling price per premium cigar. Accessory sales declined by approximately $306,000. The wholesale division sales accounted for 68.1% of the increase, the retail division decrease accounted for (6.2%) of the increase, and the mail order division accounted for 38.1% of the increase.

GROSS PROFIT. Gross profit increased approximately $838,000 or 13.7% from $6.1 million in Fiscal 1998 to $6.9 million in Fiscal 1999. Gross profit, as a percentage of net sales was 44.6% for Fiscal 1999 and 45.5% for Fiscal 1998. This decrease of .9% was the result of the wholesale division launching their new premium brand cigars, which have a lower gross margin than the Ashton brand.

OPERATING EXPENSES. Operating expenses increased approximately $1.1 million or 37.6% from $2.9 million in Fiscal 1998 to $4.0 million in Fiscal 1999. As a percentage of net sales, operating expenses increased from 21.6% in Fiscal 1998 to 25.6% in Fiscal 1999. This increase is primarily a result of increased staff and salaries, plus the implementation of the Company's national sales force, and the costs of the Company's new facility.

OTHER INCOME. Other income increased by approximately $378,000. This is a result of the Company investing the majority of the proceeds from its public offering in marketable securities.

Liquidity And Capital Reserves

The Company has historically financed its business through a combination of cash generated from operations and bank debt. Net cash provided by operations for the six months ended September 30,1998 and 1997 of $2,854,000 and $1,684,000,
respectively, consisted primarily of net income and increases in accounts payable and income taxes payable, offset by increases in accounts receivable and inventory.

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

The Company has a $4,000,000 line of credit with a Bank with borrowings thereunder accruing at the bank's prime rate. At September 30, 1998, the Company had no borrowings under the line of credit.

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

                            Part II Other Information

Item 2.  Changes in Securities and Use of Proceeds


         (d) The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (Registration No. 333-36263 for the Sale of Common Stock in the Company's initial public offering (the "Offering"). The Company registered 1,750,000 shares of Common Stock. The effective date of the registration Statement was November 24, 1997. The Offering commenced on November 25, 1997 and was terminated after the sale of all securities registered. The managing underwriters for the Offering were Prudential Securities Incorporated and Janney Montgomery Scott, Inc. The aggregate price to the public of the 1,750,000 shares of Common Stock registered was $19,250,000. The Company completed the Offering, selling all 1,750,000 shares of Common Stock registered for the aggregate-offering price of $19,250,000.

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

                  The Company used the net proceeds of the Offering ($17,031,500 after deducting total expenses set forth above) for the following purposes:

         Repayment of outstanding bank indebtedness           $ 3,352,000
         Payment of S Corporation Distribution                    240,000
         Increase inventory of premium cigars                     520,000
         Introduction of new premium cigars                       115,000
         Purchase of equipment                                    720,900
         Temporary investments                                 12,083,600
                                                              -----------

                           Total                              $17,031,500
                                                              ===========

         The payment with respect to the S Corporation Distribution was made to Robert G. Levin, a shareholder owning more that 10% of the Common Stock of the Company and the Chairman of the Board, Chief Executive Officer and President and a director of the Company. Payment of $2,700,000 of the outstanding bank indebtedness was in satisfaction of a loan to the Company to fund a distribution to Mr. Levin of undistributed earnings of Ashton Distributors, Inc. prior to the reorganization of the Company undertaken on November, 19,1997 in contemplation of the initial public offering of the Company's Common Stock on November 24, 1997. All other payments were direct or indirect payments to persons other than directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.


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

         b. The Company did not file any reports on File 8-K during the three months ended September 30, 1998.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                  HOLT'S CIGAR HOLDINGS, INC.




                                  /s/ ROBERT G. LEVIN
                                  ---------------------------------------
                                  Robert G. Levin, President and Chairman



                                  /s/ JERRY L. COX
                                  ---------------------------------------
                                  Jerry L. Cox, Chief Financial Officer



DATE: NOVEMBER 13, 1998