Form 10-Q/A
period 1998-09-30
HOLTS CIGAR HOLDINGS INC
filed 1999-02-12
CIK 1045549

                                   FORM 10-Q/A


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the  quarterly period  ended    September 30, 1998

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to _____________________

Commission file number      0-23403

                           HOLT'S CIGAR HOLDINGS, INC.
                (Name of Registrant as specified in Its Charter)


                Delaware                                        51-0350003
    (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization                          Identification No.)


 12270 Townsend Road, Philadelphia, PA                             19154
(Address of Principal Executive Offices)                         (Zip Code)

Issuer's Telephone Number
215-676-8778

         Not Applicable
Former name, former address and former fiscal year, if changed since last report


         Check whether the issuer (1) filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for past 90 days.

Yes          X                             No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding as of February 12, 1998: 6,003,096

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Registrant hereby amends Item 2 of its Quarterly Report on Form 10-Q for its quarterly period ended September 30, 1998 to add the following disclosure:

YEAR 2000 COMPLIANCE

The Company's response to the so-called "Y2K Problem," pertaining to the processing of date data at the turn of the century, includes assessing and documenting the current status of the Company's Y2K compliance and the costs of such compliance; establishing goals and schedules for Y2K compliance; and implementing detailed plans so that both information technology systems and non-information technology devices (including equipment-related embedded computers, infrastructural and communication systems) are reviewed and the necessary changes made prior to December 31, 1999. The Company's Y2K compliance efforts are being directed by an outside consultant who is working under Company supervision and control.

As of the date of the filing of this Form 10-Q/A, the Company has begun to inventory, replace and/or modify its existing software systems. Because the Company, similar to all other customers, is vulnerable to third-parties' noncompliance, the Company conducted a review of its software vendors' own Year 2000 compliance. All of the Company's major software vendors have reported to the Company that they are materially Y2K compliant. The Company expects to complete a comprehensive analysis of its overall compliance prior to June 30, 1999 and to have implemented all material modifications prior to December 31, 1999.

Because many of the Company's hardware and software systems are less than three years old and may be upgraded, the Company expects that its total expenditures to address Y2K issues will not be material to its overall results of operations.

Although the Company believes, based upon currently available information, that its Y2K compliance program will be adequate to forestall any material adverse effect upon the Company, its future results of operations, liquidity and capital resources, there can be no assurances that the Year 2000 problem will not materially so adversely impact the Company. Specifically, the Company may encounter problems with customer ordering, invoicing and collection, as well as with product manufacture and shipment. The Company is in the process of developing contingency plans to address those potential problems should its compliance program prove to be inadequate. These plans may include increasing safety stock and manually executing computer system functions.

Safe Harbor for Forward-Looking Statements

The Company's disclosures regarding its Y2K compliance contain forward-looking statements which are not simply statements of historical fact and which involve risks, uncertainties and predictions. Actual results could differ materially from the forward-looking statements contained in this disclosure, due to a number of factors. These factors include: the difficulty in forecasting the effects of the Y2K problem on the Company's international trading partners; the uncertainty of Y2K's impact on the operations of the Company's major shipping carriers; unexpected costs or delays in achieving Y2K compliance; and unanticipated consequences from the noncompliance of the Company's customers or business partners.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HOLT'S CIGAR HOLDINGS, INC.
                                             Registrant

Date: February 12, 1999
                                  By: /s/ Robert G. Levine
                                      -----------------------------------------
                                             Robert G. Levine
                                             Chairman, President, CEO
                                             (Principal Executive Officer)


                                  By: /s/ Jerry L. Cox
                                      -----------------------------------------
                                             Jerry L. Cox
                                             Chief Financial Officer
                                             (Principal Financial and Chief
                                             Accounting Officer)