Form 10-Q
period 1998-12-31
HOLTS CIGAR HOLDINGS INC
filed 1999-02-12
CIK 1045549

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

                  For the three months ended December 31, 1998

                         Commission file number 0-23403

                           HOLT'S CIGAR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                  51-0350003
                 --------                                  ----------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)


                   12270 TOWNSEND ROAD, PHILADELPHIA, PA 19154
                   -------------------------------------------
   (Address, including zip code, of registrant's principal executive offices)


                                 (215) 676-8778
                                 --------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes [X] No _


         Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

                                  Class: Common
                   Outstanding at February 12, 1999: 6,003,096


                              HOLT'S CIGAR HOLDINGS, INC.
                                   AND SUBSIDIARIES


                                  INDEX TO FORM 10-Q



                                                                                  Page
                                                                                  ----
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheets as of December 31, 1998  (Unaudited)
         and March 31, 1998                                                         3

         Consolidated Statements of Operations for the
         Three Months ended December 31, 1998 and 1997                              4

         Consolidated Statements of Operations for the
         Nine Months ended December 31, 1998  and 1997                              5

         Consolidated Statements of Stockholders' Equity for the
         Nine Months ended December 31, 1998                                        6

         Consolidated Statements of Cash Flows for the
         Nine Months ended December 31, 1998 and 1997                               7

         Notes to Consolidated Financial Statements                               8-9


     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                       10


PART II - OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                            12

     Item 6.  Exhibits and Reports of Form 8-K                                     13


SIGNATURES                                                                         14

                                   HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS


                                                                                 December 31, 1998   March 31, 1998
                                                                                 -----------------   --------------
                                                                                    (UNAUDITED)
Current assets:
     Cash                                                                          $ 5,191,654        $ 4,074,276
     Investment securities-held to maturity                                          4,260,016          4,096,361
     Accounts receivable (net of allowance for doubtful accounts of $120,000
          at December 31, 1998 and March 31, 1998)                                   2,028,621          1,319,141
     Inventory                                                                       4,845,276          3,456,597
     Deferred income taxes                                                             161,000            161,000
     Prepaid expenses and other current assets                                         605,946            402,863
                                                                                   -----------        -----------
          Total current assets                                                      17,092,513         13,510,238

Investment securities - held to maturity                                             8,147,480          7,948,760
Property and equipment, net                                                          1,441,925          1,456,567
Deferred income taxes                                                                    9,100              9,100
Other assets, net                                                                      826,713            815,837
                                                                                   -----------        -----------
Total assets                                                                       $27,517,731        $23,740,502
                                                                                   ===========        ===========

Current liabilities:
     Accounts payable                                                              $   917,131        $   657,424
     Due to related party                                                              714,890            534,157
     Accrued expenses and other current liabilities                                    173,401            240,570
     Income taxes payable                                                            1,043,307            521,100
                                                                                   -----------        -----------
Total current liabilities                                                            2,848,729          1,953,251
                                                                                   -----------        -----------
Commitments
Stockholders' equity:
     Preferred stock, $.001 par value, 1,000,000 shares authorized,
          none issued                                                                       --                 --
     Common stock, $.001 par value, 25,000,000 shares authorized, 6,003,096
           shares issued and outstanding                                                 6,003              5,770
     Additional paid-in capital                                                     19,014,300         17,640,851
     Retained earnings                                                               6,215,569          4,225,522
                                                                                   -----------        -----------
                                                                                    25,235,872         21,872,143

     Treasury stock, 99,825 shares at cost                                            (491,626)                --
     Stock purchase loans                                                              (75,244)           (84,892)
                                                                                   -----------        -----------
     Total stockholders' equity                                                     24,669,002         21,787,251
                                                                                   -----------        -----------
Total liabilities and stockholders' equity                                         $27,517,731        $23,740,502
                                                                                   ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements

                              HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the Three Months Ended December 31, 1998 and 1997



                                                                     1998                      1997
                                                                     ----                      ----
Net sales                                                         $9,315,079                $8,591,984

Cost of goods sold                                                 4,953,374                 4,759,196
                                                                   ---------                 ---------

Gross profit                                                       4,361,705                 3,832,788

Operating expenses                                                 2,574,108                 2,135,227
                                                                   ---------                 ---------

Income from operations                                             1,787,597                 1,697,561

Other income                                                         340,025                    34,600
                                                                     -------                    ------

Income before income taxes                                         2,127,622                 1,732,161
Provision for income taxes                                           855,409                   619,618
                                                                     -------                   -------
Net income                                                        $1,272,213                $1,112,543
                                                                  ==========                ==========

Net income per share (basic and diluted)                               $0.22                     $0.24
                                                                       =====                     =====

Weighted average number of shares - basic                          5,831,249                 4,603,000
                                                                   =========                 =========

Weighted average number of shares - diluted                        5,834,474
                                                                   =========

Pro forma income data:  (I)

Income before income taxes, as reported                                                     $1,732,161

Pro forma amortization of goodwill                                                               3,000
                                                                                                 -----

Pro forma income before income taxes                                                         1,729,161

Pro forma provision for income taxes                                                           691,664
                                                                                               -------

Pro forma net income                                                                        $1,037,497
                                                                                            ==========

Pro forma net income per share (basic and diluted)                                               $0.23
                                                                                                 =====

Pro forma weighted average number of shares                                                  4,603,000
                                                                                             =========


The accompanying notes are an integral part of these consolidated financial statements.


----------
(I) Pro forma amounts are not presented for the quarter ended December 31, 1998, as the Company's reorganization occurred in November 1997.

                              HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                          For the Nine Months Ended December 31, 1998 and 1997


                                                                      1998                      1997
                                                                      ----                      ----
Net sales                                                          $24,874,319              $22,016,387

Cost of goods sold                                                  13,569,424               12,078,075
                                                                    ----------               ----------

Gross profit                                                        11,304,895                9,938,312

Operating expenses                                                   6,555,035                5,029,381
                                                                     ---------                ---------

Income from operations                                               4,749,860                4,908,931

Other income                                                           751,175                   67,915
                                                                       -------                   ------

Income before income taxes                                           5,501,035                4,976,846

Provision for income taxes                                           2,137,306                1,272,618
                                                                     ---------                ---------

Net income                                                          $3,363,729               $3,704,228
                                                                    ==========               ==========

Net income per share (basic and diluted)                                 $0.58                    $0.88
                                                                         =====                    =====

Weighted average number of shares (basic and diluted)                5,785,015                4,214,443
                                                                     =========                =========

Pro forma income data: (I)

Income before income taxes, as reported                                                      $4,976,846

Pro forma amortization of goodwill                                                                9,000
                                                                                                  -----

Pro forma income before income taxes                                                          4,967,846

Pro forma provision for income taxes                                                          1,987,138
                                                                                              ---------

Pro forma net income                                                                         $2,980,708
                                                                                             ==========

Pro forma net income per share (basic and diluted)                                                $0.71
                                                                                                  =====

Pro forma weighted average number of shares                                                   4,214,443
                                                                                              =========


The accompanying notes are an integral part of these consolidated financial statements.


----------
(I) Pro forma amounts are not presented for the nine months ended December 31, 1998, as the Company's reorganization occurred in November 1997.

                                      HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1998


                                             Additional                       Stock
                                   Common      Paid-In          Retained        Treasury       Purchase
                                   Stock       Capital          Earnings         Stock          Loans          Total
                                   -----       -------          --------         -----          -----          -----
Balance at March 31, 1998        $5,770      $17,640,851      $ 4,225,522      $      --      $(84,892)     $21,787,251

Net Income                                                      3,363,729                                     3,363,729

Purchase of Common Stock                                                        (481,978)                      (481,978)

Return of Stock                                                                   (9,648)        9,648               --

Stock Dividend                      233        1,373,449       (1,373,682)                                           --
                                 ------      -----------      -----------      ---------      --------      -----------

Balance at December 31, 1998     $6,003      $19,014,300      $ 6,215,569      $(491,626)     $(75,244)     $24,669,002
                                 ======      ===========      ===========      =========      ========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                   HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                                                                       1998              1997
                                                                                       ----              ----
Cash Flows from operating activities:
     Net Income                                                                    $ 3,363,729        $ 3,704,228
     Adjustments to reconcile net income to net cash provided by operations:
          Increase in allowance for doubtful accounts                                       --             65,500
          Depreciation and amortization                                                208,477            105,680
          (Increase) decrease in:
              Investments                                                             (362,375)                --
             Accounts receivable                                                      (709,480)          (225,151)
              Inventory                                                             (1,388,679)          (735,033)
              Prepaid expenses and other current assets                               (203,083)          (100,882)

           Increase (decrease) in:
               Accounts payable and due to related party                               440,440           (241,161)
               Accrued expenses and other current liabilities                          (67,169)           399,616
                Income taxes payable                                                   522,207            567,244
                                                                                   -----------        -----------

                    Net cash provided by operating activities                        1,804,067          3,540,041
                                                                                   -----------        -----------

Cash flows from investing activities:
     Purchase of company stock                                                        (481,978)                --
     Purchase of property, equipment and other assets                                 (204,711)          (722,762)
     Proceeds from (advances on) loan receivable - officer                                  --             23,396
                                                                                   -----------        -----------

                      Net cash used in investing activities                           (686,689)          (699,366)
                                                                                   -----------        -----------

Cash flows from financing activities:
    Payments on long-term debt                                                              --         (3,461,881)
    Proceeds  from issuance of common stock                                                 --         17,902,500
    Expenses paid in connection with common stock offering                                  --           (570,909)
    Stockholder distributions                                                               --         (3,667,000)
    Proceeds from long-term debt                                                            --          3,150,000
                                                                                   -----------        -----------

                       Net cash provided by (used in) financing activities                  --         13,352,710
                                                                                   -----------        -----------

Net increase in cash                                                                 1,117,378         16,193,385
Cash  -- beginning of period                                                         4,074,276            515,520
                                                                                   -----------        -----------

Cash  -- end of period                                                             $ 5,191,654        $16,708,905
                                                                                   ===========        ===========

Supplemental disclosures:
     Interest paid                                                                 $        --        $    46,137
                                                                                   -----------        ===========

     Income taxes paid                                                             $ 2,045,268        $   683,151
                                                                                   ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements included herein include the accounts of Holt's Cigar Holdings, Inc. and its wholly owned subsidiaries ("the Company"). The Company is engaged in the wholesale and retail sale of premium cigars and cigar-related accessories.

These financial statements have been prepared by management without audit but in accordance with generally accepted accounting principals applicable to interim financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the audited consolidated financial statements and notes thereto for the year ended March 31, 1998 contained in the Company's Annual Report on Form 10-K. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature. The results of operations for the nine months ended December 31, 1998 and 1997 are not necessarily indicative of the operating results to be expected for a full year.

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

(3) Adoption of Recently Issued Accounting Standard

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) for the period ended March 31, 1998 and December 31,1998, as required. This statement requires companies to present basic earnings per share, and if applicable, diluted earnings per share. Comparable prior periods have been restated in accordance with the standard's transition provisions.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 (SFAS 130), which establishes rules for reporting and displaying all changes in shareholders' equity, such as unrealized gains or losses on available for sale securities transaction adjustments, and certain changes in minimum pension liabilities. The statement is effective for the Company, April 1, 1998. Since the Company has no elements of other comprehensive income at December 31, 1998, no separate presentation of comprehensive income has been made in these financial statements.

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

(5) Income Taxes

Revised income taxes for the three-month period ended December 31, 1997. The Company inadvertently understated the Income Tax Expense for the Third Quarter of the Fiscal Year Ended March 31,1998 by $222,812 in its Quarterly Report on Form 10-Q for the Period Ended December 31, 1997. The Income Tax Expense was reported as $396,806 instead of $619,618. Accordingly, Net Income for the Three Month Period ended December 31, 1997 was overstated in an equal amount, and was reported as $1,335,355 instead of $1,112,543. However, Net Income per Share (Basic and Diluted) was not impacted and was correctly reported as both were calculated on a pro forma basis and not based upon the actual Net Income for such period. The Income Tax Expense for the Nine-Month period Ended December 31, 1997 was correctly stated. The Company does not believe that this reporting understatement was material as it did not impact the Net Income per Share reported for this, or any other period. The Income Tax Expense for the Three Months Ended December 31, 1997 is correctly reported herein for comparison purposes.


(6) Pro Forma Information

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


Pro Forma Net Income Per Share

The computation of pro forma earnings per share is based on the weighted average number of outstanding common shares during the period plus common stock equivalents, if dilutive. The Company has certain stock options (for 482,000 shares) outstanding with exercise prices less than the current market price for which the controlling stockholder has agreed that upon exercise of any such options he will contribute to the capital of the Company one share of common stock for each share purchased pursuant to those options, thereby reducing his ownership interest.

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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain items in the Company's statement of operations for the periods indicated:

                                   Three Months Ended                Nine Months Ended
                                       December 31                       December 31
                                   --------------------             --------------------
                                   1998            1997             1998            1997
                                   ----            ----             ----            ----
Net sales                         100.0%          100.0%           100.0%           100.0%
Cost of goods sold                 53.2            55.4             54.6             54.9
                                   ----            ----             ----             ----
Gross profit                       46.8            44.6             45.4             45.1
Operating expenses                 27.6            24.9             26.4             22.8
                                   ----            ----             ----             ----
Income from operations             19.2            19.7             19.0             23.3
Other income                        3.6              .4              3.0               .3
                                    ---              --              ---               --
Income before income taxes         22.8%           20.1%            22.0%            22.6%
                                   ====            ====             ====             ====


THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

NET SALES. Net sales increased approximately $723,000 or 8.4% from $8.6 million in Fiscal 1998 to $9.3 million in Fiscal 1999. This increase is a result of an 11.6% increase in net sales of premium cigars and a 27.3% (or $192,000) decrease in net sales of cigar accessories. The retail division increased by 16.1% overall. Within the retail division, the mail order group showed growth of 58.9% but the retail store group showed a decline in sales of 25.7%. Management believes that the performance in the mail order group was due to the increases in our proprietary mailing lists and additional mailings during the quarter. The decrease in retail store sales is due primarily to the many new competitive retail stores that have opened in the Philadelphia, PA region and across the country. The wholesale division sales were level during the third quarter. This is a result of the proliferation of discontinued and non-established brands still clogging cigar retailers' shelves.

GROSS PROFIT. Gross profit increased approximately $529,000 or 13.8% from $3.8 million in Fiscal 1998 to $4.3 million in Fiscal 1999. Gross profit, as a percentage of net sales was 46.8% for Fiscal 1999 and 44.6% for Fiscal 1998. This increase of 2.2% was the result of a favorable mix within the Ashton brand.

OPERATING EXPENSES. Operating expenses increased approximately $439,000 or 20.6% from $2.1 million in Fiscal 1998 to $2.5 million in Fiscal 1999. As a percentage of net sales, operating expenses increased from 24.9% in Fiscal 1998 to 27.6% in Fiscal 1999. This increase is primilary the result of the addition of the Ashton national sales force and the increased regional and national advertising campaign during November and December.

OTHER INCOME. Other income increased by approximately $305,000. This is a result of the Company investing the majority of the proceeds from its public offering in marketable securities.

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1997

NET SALES. Net sales increased approximately $2.9 million or 13.0% from $22.0 million in Fiscal 1998 to $24.9 million in Fiscal 1999. Net sales increased primarily as a result of a $3.4 million increase in net sales of premium cigars from $20.2 million for Fiscal 1998 to $23.5 million for Fiscal 1999. The wholesale division sales accounted for 52.7% of the increase, the retail division decrease accounted for (31.0%) of the increase, and the mail order division accounted for 78.3% of the increase. The wholesale division sales grew by 15%, retail stores sales decreased by 16.1% and mail order sales grew by 34.4%.

GROSS PROFIT. Gross profit increased approximately $1.4 million or 13.8% from $9.9 million in Fiscal 1998 to $11.3 million in Fiscal 1999. Gross profit, as a percentage of net sales were 45.4% for Fiscal 1999 and 45.1% for Fiscal 1998. This increase of .3% was the result of a favorable mix within the Ashton brand.

OPERATING EXPENSES. Operating expenses increased approximately $1.5 million or 30.3% from $5.0 million in Fiscal 1998 to $6.5 million in Fiscal 1999. As a percentage of net sales, operating expenses increased from 22.8% in Fiscal 1998 to 26.4% in Fiscal 1999. This increase is primarily a result of increased staff and salaries, plus the implementation of the Company's national sales force, an advertising program for the holiday season and a new cooperative advertising program within the wholesale division.

OTHER INCOME. Other income increased by approximately $683,000. This is a result of the Company investing the majority of the proceeds from its public offering in marketable securities.

LIQUIDITY AND CAPITAL RESERVES

The Company has historically financed its business through a combination of cash generated from operations and bank debt. Net cash provided by operations for the nine months ended December 31,1998 and 1997 of $1,814,000 and $3,540,000,
respectively, consisted primarily of net income and increases in accounts payable and income taxes payable, offset by increases in accounts receivable and inventory.

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

The Company has a $4,000,000 line of credit with a Bank with borrowings thereunder accruing at the bank's prime rate. At December 31, 1998, the Company had no borrowings under the line of credit.

The Company believes that cash generated from its operating activities and available bank borrowings along with proceeds from its initial public offering of common stock will be sufficient to fund its operations and expansion programs for the foreseeable future.

IMPACT OF INFLATION

The Company does not believe that inflation has had a material impact on its net sales or results of operations.

YEAR 2000 COMPLIANCE

The Company response to the so-called "Y2K Problem", pertaining to the processing of date data at the turn of the century, includes assessing and documenting the current status of the Company's Y2K compliance and the costs of such compliance; establishing goals and schedules for Y2K compliance; and implementing detailed plans so that both information technology systems and non-information technology devices (including equipment-related embedded computers, infrastructural and communication systems) are reviewed and the necessary changes made prior to December 31, 1999. The Company's Y2K compliance efforts are being directed by an outside consultant who is working under Company supervision and control.

As of the date of the filing of this Form 10-Q, the Company has begun to inventory, replace and/or modify its existing software systems. Because the Company, similar to all other customers, is vulnerable to third parties' noncompliance, the Company conducted a review of its software vendor's own Year 2000 compliance. All the Company's major software vendors have reported to the Company that they are materially Y2K compliant. The Company expects to complete a comprehensive analysis of its overall compliance prior to June 30, 1999 and to have implemented all material modifications prior to December 31, 1999.

Because many of the Company's hardware and software systems are less than three year old and may be upgraded, the Company expects that its total expenditures to address Y2K issues will not be material to its overall results of operations.

Although the Company believes, based upon currently available information, that its Y2K compliance program will be adequate to forestall any material adverse effect upon the Company, its future results of operations, liquidity and capital resources, there can be no assurances that the Year 2000 problem will not materially so adversely impact the Company. Specifically, the Company may encounter problems with customer ordering, invoicing and collection, as well as with product manufacturer and shipment. The Company is in the process of developing contingency plans to address those potential problems should its compliance program prove to be inadequate. These plans may include increasing safety stock and manually executing computer system functions.



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

              The Company used the net proceeds of the Offering ($17,031,500 after deducting total expenses set forth above) for the following purposes:

         Repayment of outstanding bank indebtedness         $ 3,352,000
         Payment of S Corporation Distribution                  240,000
         Increase inventory of premium cigars                   520,000
         Introduction of new premium cigars                     115,000
         Purchase of equipment                                  863,300
         Temporary investments                               11,941,200
                                                            -----------

                       Total                                $17,031,500
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


Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             27.1     Financial Data Schedule

             99.1 Financial Statements and accompanying Notes incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-36263) pursuant to Rule 12b-23 (a) (3)

             99.2 Risk factors incorporated by reference from the Company's Registration Statement on Form S-1(Registration No. 333-36263) pursuant to Rule 12b-23 (a) (3)

         b. The Company did not file any reports on File 8-K during the three months ended December 31, 1998.

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



DATE: FEBRUARY 12, 1999