Form 10-K
period 1999-03-31
HOLTS CIGAR HOLDINGS INC
filed 1999-06-29
CIK 1045549

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934, FOR THE FISCAL YEAR ENDED MARCH 31, 1999, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934, FOR THE TRANSITION PERIOD FROM N/A TO _____________.

                         COMMISSION FILE NUMBER 0-23403

                           HOLT'S CIGAR HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                    DELAWARE                                     51-0350003
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                  organization)                              Identification No.)

12270 TOWNSEND ROAD, PHILADELPHIA, PENNSYLVANIA                     19154
   (Address of principal executive offices)                       (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (215) 676-8778

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                (Title of Class)

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X  .  No      .
                                       -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 23, 1999 was $7,440,001 approximately, based upon 1,676,431 such shares outstanding on such date and the closing sales price for the Common Stock on such date of $4.438 as reported by the NASDAQ National Market.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the Registrant's common stock (par value $0.001 per share) was 6,123,145 as of June 23, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Notice and Proxy Statement for the 1999 Annual Meeting of Stockholders to be held August 17, 1998.

                                      INDEX

                                                                                     PAGE
                                                                                     ----
                                     PART I

Item 1.  Business...............................................................      1

Item 2.  Properties.............................................................      6

Item 3.  Legal Proceedings......................................................      6

Item 4.  Submission of Matters to a Vote of Security Holders....................      6

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters.................................................      7

Item 6.  Selected Financial Data................................................      7

Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...........................................      8

Item 8.  Financial Statements and Supplementary Data............................      9

Item 9.  Changed in and Disagreements with Accountants on Accounting
            and Financial Disclosure............................................     10

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.....................     10

Item 11. Executive Compensation.................................................     10

Item 12. Security Ownership of Certain Beneficial Owners and
            Management..........................................................     10

Item 13. Certain Relationships and Related Transactions.........................     10

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on
            Form 8-K............................................................     10

                                     PART I

ITEM 1.  BUSINESS

GENERAL

The Company is a leading distributor and retailer of brand name premium cigars. The Company is the exclusive wholesale distributor of Ashton premium cigars and Ashton cigar-related accessories, a proprietary brand owned by the Company, as well as Premium Dominicana premium cigars which brand is owned by Fuente Cigar, Ltd. (See, "Certain Transaction"). The Company believes that Ashton premium cigars are nationally recognized as among the top brands due to their flavor, consistency and quality of construction. Cigar Aficionado magazine has rated the Ashton brand as "very good to excellent" in each category evaluated by the publication. The Company's retail operations consist of a mail order catalog, the Company's Flagship retail store in Philadelphia, Pennsylvania and its Northeast Philadelphia retail store, as well as the Holt's retail cigar store and cigar club operated by others at the First Union National Center, a venue for numerous concerts and other events as well as the arena where the Philadelphia Flyers hockey team and the Philadelphia 76ers basketball team play their home games. The Company sells over 170 brands of premium cigars as well as cigar-related accessories and other tobacco products.

The Company concentrates on the distribution and sale of premium cigars, which generally sell at retail prices above $1.00 as opposed to mass-market and little cigars, which generally sell at retail prices below $1.00.

Holt's Cigar Holding's, Inc. is a holding company owning 100% of the outstanding capital stock of each of Holt's Cigar Company Inc., Ashton Distributors, Inc., Holt's Company, Ashton Pipe Company, Inc. and Holt's Mail Order, Inc..

MARKETING AND DISTRIBUTION

Wholesale Operations. The Company distributes premium cigars, cigar cases, travel humidors and other smoking accessories which are marketed under proprietary brand names and feature the brand name logos. The Company's wholesale activities are serviced by a direct sales force of 9 employees who represent only the Company's brands and brands the Company has the distribution rights to. The Company has increased the size of its direct sales force in order to: (i) better penetrate its existing wholesale accounts; (ii) increase its wholesale account base through the opening of new accounts; and (iii) manage the distribution of its products to protect the overall integrity and image of the Company's brands. Additionally, the Company has agreed to serve as the exclusive distributor for up to three new Fuente Cigar manufactured brands to be introduced over a three year period beginning in 1998, the first of which, Premium Dominicana was launched in July 1998. To support the Company's proprietary brands and brands which the Company will distribute exclusively, the Company intends to invest in further brand and product promotion in national publications, trade magazines and other publications. The Company utilizes two distributors for the distribution of its proprietary brand cigars on a limited basis in Europe. Wholesale operation sales increased 6.0% from $13.3 million for the fiscal year ended March 31, 1998 ("Fiscal 1998") to $14.1 million for the fiscal year ended March 31, 1999 ("Fiscal 1999"), representing 45.7% and 46.2% of net sales, respectively.

Retail Operations. The Company sells a broad selection of premium cigar and related accessories through its mail order operation and its three Philadelphia retail stores. The Company is committed to providing high quality customer service and provides a 100% Guarantee of Satisfaction for every product sold.

Mail Order Catalog. The Company's mail order catalog markets a large selection of premium cigars and accessories. The Company distributed approximately 160,000 copies of its most recent Spring/Summer catalog. Each of the Company's four-color glossy catalogs contains photographs of the Company's products and features premium cigars and other special offerings. The Company mails its catalogs to its proprietary active list of cigar smokers, cigar purchasers and others evidencing interest in cigar products. In addition, the Company produces four to eight page mailings that it distributes periodically to take advantage of market opportunities. The Company's call center operates from 8:00 a.m. to 8:00 p.m. Monday to Friday, Eastern Time, and from 9:00 a.m. to 3:00 p.m., Eastern Time, on Saturdays. Mail order sales increased 8.1% from $9.9 million in Fiscal 1998 to $10.8 million in Fiscal 1999, representing 34.1% and 35.2% of net sales, respectively.

Retail Stores. The Company operates its Flagship retail store located in Center City Philadelphia, Pennsylvania. The Flagship store contains a large, walk-in, open-display humidor, smoking lounge, cigar lockers and accessory retail space which the Company believes has become a destination store for cigar buyers in the Philadelphia region. The Company also operates a retail store in Northeast Philadelphia within its corporate office and distribution facility. In addition, the Company has established through an agreement with the operator of the First Union National Center in Philadelphia, Pennsylvania (the "Arena"), a Holt's retail cigar store and a Holt's Cigar Club at the Arena. The Company has licensed the Holt's name for use in connection with the Holt's retail cigar store and the Holt's Cigar Club at the Arena, both of which will be managed by Aramark Leisure Services, Inc., the exclusive concessionaire at the Arena. The Arena is the home to the Philadelphia 76ers basketball team and the Philadelphia Flyers hockey team and hosts concerts and other events. Pursuant to the agreement, the Company: (i) has made a payment of $450,000 (of which $100,000 is being held in escrow pending satisfactory completion of changes to the air handling equipment in the Cigar Club); (ii) is the exclusive supplier of cigars and related accessories at the Arena; and (iii) is entitled to share in the net income of the Holt's retail cigar store and the membership fees and humidor rental fees at the Holt's Cigar Club. In addition, recent amendments to this agreement provide the Company with cable TV advertising valued at a minimum of $40,000 per year on the Comcast SportsNetwork for the balance of the six year term.

Retail store sales decreased 3.4% from $5.9 million in Fiscal 1998 to $5.7 million in Fiscal 1999, representing 20.2% and 18.6% of net sales, respectively.

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

E-Commerce. The Company is currently working with outside consultants to develop the ability to market and sell its products through the internet. With a projected launch date of October 1999, the Company's e-commerce ability is expected to generate additional sales and names for the Company's mailing list.

PRODUCTS

The Company markets a broad selection of premium cigars and related accessories. A small percentage of the Company's sales are derived from the sale of mass market cigars. Premium cigars accounted for approximately 92.4% and 94.6% of the Company's net sales in Fiscal 1998 and Fiscal 1999, respectively.

Premium Cigars. Premium cigars are generally imported, hand-made or hand-rolled cigars made with long filler and 100% natural tobacco leaf which generally sell at retail prices above $1.00 per cigar. The Company uses tobaccos of the finest grades for its Ashton brand cigars. Such tobaccos are combined according to brand specified formulas to create the 'filler' of each cigar and 'binder' tobacco is wrapped around filler to create the 'bunch,' which is placed in a mold. Then, specially selected 'wrapper' tobacco is hand-wrapped around the bunch. After the manufacturing process is complete, an Ashton cigar will normally be aged from three months to one year in specially constructed and climate controlled aging rooms. The premium cigars manufactured by Fuente Cigar for the Company undergo numerous quality control procedures at each stage of the manufacturing, aging and packaging process.

The Company markets over 170 brands of premium cigars, ranging in price from approximately $1.00 to $28.00 per cigar. Of these brands, Ashton and Holt's are proprietary brands owned by the Company. The significant growth in the Company's proprietary cigar sales has been primarily due to an increase in the popularity of the Ashton brand and the introduction of the Premium Dominicana Brand. The Ashton brand, which was introduced in 1986, is comprised of 22 different sizes and shapes with retail prices generally between $4.50 and $17.00 per cigar. The Company believes that the proprietary Ashton brand premium cigars are nationally recognized as among the top brands due to their flavor, consistency and quality of construction. Ashton brand cigars are targeted at the upper end of the premium cigar market.

The Company is the exclusive distributor for the Premium Dominicana brand, a brand owned and manufactured by Fuente Cigar. The Premium Dominicana brand was introduced in July 1998 and is comprised of 6 different sizes and shapes with retail prices generally between $3.85 and $5.85 per cigar. Premium Dominicana is targeted at the medium portion of the premium cigar market.

Holt's brand premium cigars are sold by the Company exclusively through its catalog and Philadelphia retail stores. The Holt's brand comprises 18 different sizes and shapes with retail prices generally between $2.30 and $4.80 per cigar. The Holt's brand premium cigars are targeted at the middle of the premium cigar market. The Castano brand of premium cigars was introduced in July 1998, however, due to manufacturing issues, is not currently in production.

Subsequent to the close of Fiscal 1999, the Company entered into an exclusive distribution agreement with Antillean Cigar Corporation whereby the Company became the exclusive United States Distributor for Sosa, Sosa Family and Imperio Cubano brand premium cigars. The Sosa brand comprises 9 different sizes and shapes with retail prices generally between $3.50 and $6.75 per cigar. The Sosa Family brand comprises 9 different sizes and shapes with retail prices generally between $3.00 and $7.00 per cigar. The Imperio Cubano brand comprises 10 different sizes and shapes with retail prices generally between $4.00 and $9.00 per cigar. The Company expects to commence distribution of these brands during the summer of 1999.

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

SUPPLIERS

The Company has long-term relationships with over 50 suppliers including major manufacturers such as Fuente Cigar, General Cigar Company, Consolidated Cigar Holdings Corporation, Lane Limited and Villazon & Co., Inc. Fuente Cigar supplied approximately 64.2% and 70% of all premium cigars purchased, on a dollar basis, by the Company during Fiscal 1998 and Fiscal 1999, respectively. General Cigar Company acquired Villazon & Co., Inc. in January 1997, and, on a combined basis, they supplied approximately 13.3% and 14.4% of all premium cigars purchased, on a dollar basis, by the Company in Fiscal 1998 and Fiscal 1999, respectively. No other supplier accounted for more than 10% of the Company's premium cigar purchases during these periods. Other than its agreements with Fuente Cigar, the Company has no agreements relating to the supply of premium cigars.

Private Label Manufacturing Agreement with Fuente Cigar ("PLMA"). The Company entered into the PLMA with Fuente Cigar in April 1997 whereby Fuente Cigar agreed to sell the Company a minimum of 5 million premium cigars per year for an initial term of ten years and the Company has agreed to use its best reasonable efforts to purchase at least 5 million cigars during each year of the term of the PLMA. In addition, Fuente Cigar agreed to use its best reasonable efforts to sell to the Company premium cigars in excess of the 5 million per year. The premium cigars supplied by Fuente Cigar pursuant to the PLMA include the Company's proprietary Ashton, Premium Dominicana brand exclusively distributed by the Company and Holt's brand premium cigars, as well as any other premium cigars manufactured by Fuente Cigar under its trademarks, and will be comprised of those brands in such amounts, sizes and shapes as determined by Fuente Cigar. The purchase price for premium cigars delivered under the PLMA is set by Fuente Cigar at the market price in effect from time to time. The PLMA specifies that while the Company owns the trademark to the name Ashton, Fuente Cigar owns the formula used to blend the tobacco contained in Ashton cigars. The PLMA permits noncompliance with the obligations of Fuente Cigar to sell 5 million premium cigars per year for various reasons, including but not limited to, a shortage of labor or the inability to secure materials and supplies at reasonable prices. The PLMA provides that it is to be interpreted and enforced under Florida law. However, the agreement specifically prohibits any actions for specific performance and damages in the event of a breach of the PLMA by Fuente Cigar. In the event that a competitor of Fuente Cigar were to acquire control of the Company, Fuente Cigar may, after the expiration of an eight month period commencing on the date of such change in control, give notice of the termination of the PLMA effective one year from the date of such notice. If Fuente Cigar does not give such notice, the PLMA will be automatically renewed for successive on year terms if neither party gives notice of termination.

Exclusive Distributorship Agreement. In September 1997, the Company and Fuente Cigar entered into an exclusive distributorship agreement whereby Fuente Cigar agreed to develop with the Company up to three new premium cigar brands to be manufactured by Fuente Cigar, and to be exclusively distributed by the Company on a worldwide basis. Cigars manufactured for the Company under this agreement will be applied to the annual minimum requirement under the PLMA. The initial term of this agreement expires on August 31, 2007. The Company is obligated to use its best reasonable efforts to promote these new brands. The first of the brands to be distributed under this agreement, Premium Dominicana, was launched in July 1998.

SALES AND ADVERTISING

At March 31, 1999, the Company employed 11 direct sales personnel in connection with its wholesale operations, 11 telephone sales associates in the Company's mail order catalog call center and 15 sales people in the Company's retail operations, 6 of whom are part-time employees. In addition, for part of the year the company utilized one independent sales agents in connection with its wholesale operations.

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

INFORMATION SYSTEMS

The Company has retained outside consultants to provide continued consulting services in connection with the maintenance and enhancement of existing systems. The Company is currently evaluating a new software package to integrate all of the companies financial, accounting and operational functions. The upgrades will provide the Company with significant improvements in its ability to monitor inventory and sales on a real-time basis. The Company continually evaluates the need for new hardware and software, and may upgrade or replace existing systems as merited.


INTELLECTUAL PROPERTY

Ashton, Holt's, Cortesia, Castano and Savoy are registered trademarks of the Company.

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

In August 1996, the FDA determined that nicotine is a drug. Accordingly, the FDA determined that it had jurisdiction over cigarettes and smokeless tobacco products, pursuant to the FDA determination that cigarette and smokeless tobacco products are drug delivery devices used for the delivery of nicotine. The Fourth Circuit Court of Appeals ruled last year that the FDA lacked the authority to regulate tobacco and tobacco products and the Supreme Court has agreed to review this decision, with the ruling expected to issue sometime during the summer of 1999. In addition, a majority of states restrict or prohibit smoking in certain public places and restrict sale of tobacco products (including cigars) to minors. Local legislative and regulatory bodies have increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by requiring designated 'smoking' areas. Individual establishments, such as bars and restaurants, have further prohibited pipe and cigar smoking even though other tobacco products are permitted in such establishments. Numerous proposals also have been considered and enacted at the state and local level restricting smoking in certain public areas.

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

In addition, effective January 1, 1998, smoking, including cigar smoking, has been banned by the State of California in all bars, taverns and clubs where food and alcohol is served. Other legislation recently introduced in Massachusetts would, if enacted, require warning labels on cigar boxes. The states of Minnesota and Texas have enacted legislation which require cigar manufacturers to report the levels of various substances in their cigars on an annual basis. Consideration at both the federal and state level also has been given to consequences of second-hand smoke. The U.S. Environmental Protection Agency (the 'EPA') published a report in January 1993 with respect to the respiratory health effects of second-hand smoke, which concluded that widespread exposure to environmental tobacco smoke presents a serious and substantial public health concern. Issuance of the report, which is based primarily on studies of passive cigarette smokers, may lead to further legislation designed to protect non-smokers. Also, a study recently published in the journal Science reported that a chemical found in cigarette smoke has been found to cause genetic damage in lung cells that is identical to damage observed in many malignant tumors of the lung and, thereby, directly links lung cancer to smoking. In February 1998, the National Institute of Health published Monograph 9 in its smoking and Tobacco Control Series entitled "Cigars, Health Effects and Trends." This Monograph examines many aspects of the cigar industry including trends in consumption, chemistry, toxicology, disease consequences, pharmacology, effects on indoor air quality, marketing and promotion of cigars and governmental policies, and legislation and taxation relating to cigars. This Monograph may focus anti-smoking effects on the cigar industry and may be used as a basis or rationale for additional legislation and regulation.

Litigation. Litigation against the cigarette industry historically has been brought by individual cigarette smokers. In 1992, the United States Supreme Court in Cipollone v. Liggett Group, Inc. ruled that federal legislation relating to cigarette labeling requirements preempts state law claims based on failure to warn consumers about the health hazards of cigarette smoking, but does not preempt claims based on express warranty, misrepresentation, fraud or conspiracy. To date, individual cigarette smokers' claims against the cigarette industry generally have been unsuccessful. Two juries in Florida, however, recently determined that a cigarette manufacturer was negligent in the production and sale of its cigarettes and sold a product that was unreasonably dangerous and defective. In one suit the jury awarded the plaintiffs a total of $750,000 in damages and in the second suit, the jury awarded $500,000 in compensatory damages and $700,000 in punitive damages. In addition, a class action litigation on behalf of cigarette smokers is currently before a jury in Florida, while two cases have been brought by non-smokers alleging harm due to "second-hand" smoke. One of these cases was brought as a class action by airline flight attendants, which resulted in a settlement which was approved by a Florida appellate court. Two of the Company's subsidiaries are currently defendants in litigation brought in California under Proposition 65. In this matter, People of the State of California v. General Cigar Co., Inc., et al, numerous cigar manufacturers, distributors and mail order companies have been sued by municipalities and a private citizen alleging that cigar companies have failed to comply with the requirements of Proposition 65 in that they failed to adequately warn individuals potentially confronted with "second-hand" smoke of the alleged health dangers which may be associated with exposure. The Company, together with the remaining defendants, is aggressively defending this litigation and believes that earlier court settlements requiring certain advertising and disclosures (which the Company complies with) effectively preclude the maintenance of these claims against the Company. This matter is in the early stages of discovery.

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

Prior to November 1998, the major United States cigarette companies had reached settlements of litigation brought by four states to recover the costs associated with health care related to cigarette smoking which require payments totalling $40 billion over the next 25 years. In November 1998 the major United States cigarette manufacturers effectively settled all litigation instituted or threatened by the remaining 46 states in a package settlement worth $206 billion over the next 25 years (the "Multi-State Settlement"). The terms of the Multi-State Settlement also prohibit (1) the sale of apparel and merchandise with brand-name logos, (2) the use of cartoon characters in cigarette advertisements or promotions, (3) cigarette brand-name advertising at stadiums and arenas, and (4) payment for placement of cigarette products in television shows, theatrical performances, video games and movies. However, unlike the global federal settlement discussed in 1997 and 1998, the Multi-State Settlement does not grant the federal government authority to regulate tobacco products as drug delivery devices, which matter is currently before the United States Supreme Court as described above.

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

EMPLOYEES

As of March 31, 1999, the Company had a total of 63 full time and 7 part time employees, all of whom are based in the United States. Of this total, 39 full time and 7 part time employees were engaged in sales and marketing, 12 full time employees were employed in administration and finance, and 12 full time employees were employed in shipping and receiving. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with employees to be good.

ITEM 2. PROPERTIES

FACILITIES

The Company's principal executive and administrative offices, warehouse, shipping, call center, customer service facilities and a retail store, are located at a leased headquarters facility in Philadelphia, Pennsylvania. The Company currently occupies 21,360 square feet of space in the Philadelphia facility. This facility, which was opened in September 1997, is leased for a term of five years (with options to extend) at an aggregate annual rental of $74,760 plus certain common area expenses, which rental will increase in proportion to increases in the consumer price index. The Company anticipates that this new facility will be sufficient to meet the Company's needs for the foreseeable future. The Company leases its 3,000 square foot Flagship Center City Philadelphia retail store from the Company's Chairman of the Board, Chief Executive Officer and President, Robert G. Levin, for an initial term through May 31, 2009. The Company has the right to renew this lease for an additional five year period. The rent payable by the Company is $120,000 per year, which rent is fixed through the end of the renewal term.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been quoted on the NASDAQ National Market under the symbol "HOLT". The following table sets forth the high and low sales price of the Common Stock for the period commencing with the listing of the Common Stock on the NASDAQ National Market on a quarterly basis for Fiscal Year 1999 and 1998.

                                                     1999                               1998
                                                     ----                               ----
          QUARTER                           HIGH               LOW             HIGH               LOW
          -------                           ----               ---             ----               ---
          First ....................     $    8.25          $    5.75       $   -              $   -
          Second ...................     $   5.828          $   3.186       $   -              $   -
          Third ....................     $   7.843          $   3.431       $ 11.250           $ 10.375
          Fourth ...................     $   5.637          $    3.75       $ 10.125           $  6.875

The Company's policy is to retain all available earnings for the development and growth of its business, and accordingly, it has not declared or paid any cash dividends on its Common Stock since the completion of its initial public offering in November 1997 and does not intend to pay any cash dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Reserves." The Company declared two percent stock dividend 3 times in Fiscal 1999, on August 14, 1998, November 3, 1998 and February 2, 1999. Declaration and payment of dividends, if any, in the future, will be at the discretion of the Board of Directors and will depend upon the Company's then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.

The approximate number of record holders of the Common Stock as of May 24, 1999 was 1,259.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the accompanying financial statements and related notes thereto.

                          STATEMENT OF OPERATIONS DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      YEARS ENDED MARCH 31
                                                                                      --------------------
                                                                  1995          1996          1997          1998          1999
                                                                 -------       -------       -------    ----------       -------
Net sales ................................................       $ 5,662       $ 9,467       $17,278    $   29,067       $30,531
Cost of goods sold .......................................         3,041         5,159         9,566        15,953        16,676
                                                                 -------       -------       -------    ----------       -------

Gross profit .............................................         2,621         4,308         7,712        13,114        13,855
Operating expenses .......................................         1,949         3,484         4,895         6,919         8,917
                                                                 -------       -------       -------    ----------       -------

Income from operations ...................................           672           824         2,817         6,195         4,938
Other income .............................................            --            22            32           341           967
                                                                 -------       -------       -------    ----------       -------

Income before income tax expense .........................           672           846         2,849         6,536         5,905
Income tax expense .......................................           209           318           577         1,498         2,267
                                                                 -------       -------       -------    ----------       -------

Net income ...............................................       $   463       $   528       $ 2,272    $    5,038       $ 3,638
                                                                 =======       =======       =======    ==========       =======
Pro forma net income .....................................                                              $    3,917
Pro forma net income per share (basic and
   diluted) ..............................................                                              $      .81
Pro forma weighted average number of shares (basic and
   diluted) ..............................................                                               4,849,469(1)


--------

         (1)Fiscal 1998 pro forma weighted average number of shares restated for the stock dividends effected in fiscal 1999.

                               BALANCE SHEET DATA
                                 (IN THOUSANDS)

                                                          MARCH 31
                                                          --------
                                1995          1996          1997          1998          1999
                               -------       -------       -------       -------       -------
Working capital ........       $   721       $ 1,035       $ 2,211       $11,557       $18,516
Total assets ...........         2,260         3,686         5,406        23,741        26,620
Total debt .............            72           497           312            --            --
Stockholders' equity ...         1,162         1,653         3,025        21,787        24,814


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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain items in the Company's statement of operations for the periods indicated:

                                                    YEARS ENDED MARCH 31
                                              ----------------------------------
                                               1997          1998          1999
                                              ------        ------        ------
Net sales ..........................          100.0%        100.0%        100.0%
Cost of goods sold .................           55.4%         54.9%         54.6%
Gross profit .......................           44.6%         45.1%         45.4%
Operating expenses .................           28.3%         23.8%         29.2%
Income from operations .............           16.3%         21.3%         16.2%
Other income .......................            0.2%          1.2%          3.2%
Income before income tax expense ...           16.5%         22.5%         19.4%

FISCAL 1999 COMPARED TO FISCAL 1998

Net Sales. Net sales increased approximately $1.4 million or 4.8% from $29.1 million in Fiscal 1998 to $30.5 million in Fiscal 1999. Net sales increased primarily as a result of an $2.1 million increase in net sales of premium cigars from $26.8 million for Fiscal 1998 to $28.9 million for Fiscal 1999. Of such increase, $1.1 million was attributable to increased retail sales of premium cigars and $1.0 million was attributable to increased wholesale sales of premium cigars. These increases were the result of increased availability of premium cigars from the Company's suppliers and continued strong demand for premium cigars.

Gross Profit. Gross profit increased approximately $741,000 or 5.7%, from $13.1 million in Fiscal 1998 to $13.8 million in Fiscal 1999. Gross profit, as a percentage of sales was 45.1% for Fiscal 1998 and 45.4% for Fiscal 1999. This increase is a result of a favorable sales mix within the wholesale division.

Operating Expenses. Operating expenses increased approximately $2.0 million or 28.9% from $6.9 million in Fiscal 1998 to $8.9 million in Fiscal 1999. As a percentage of net sales, operating expenses increased from 23.8% in Fiscal 1998 to 29.2% in Fiscal 1999. This increase primarily reflects the deployment of the Company's in-house sales force and increased advertising expenditures.

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

LIQUIDITY AND CAPITAL RESERVES

The Company has historically financed its business through a combination of cash generated from operations and bank debt. Net cash provided by operations for Fiscal 1997, 1998 and 1999 of approximately $1,131,000, $3,628,000, and
$1,797,000, respectively, consisted primarily of net income and increases in accrued expenses and income taxes payable, offset by increases in accounts receivable and inventory.

On October 24, 1997, Ashton Distributors, Inc. declared a distribution of $2.7 million to Robert G. Levin, its shareholder and Chairman of the Board, Chief Executive Officer and President of the Company, such amount being estimated to equal the accumulated but undistributed earnings of Ashton Distributors, Inc. as of the date of the Offering, and the taxes with respect to which have been paid by Mr. Levin. Ashton Distributors, Inc. borrowed this amount from a bank pursuant to a demand note, which note was guaranteed by Mr. Levin and was repaid with the proceeds of the Offering. The Company maintains a $4,000,000 line of credit with a bank with borrowings thereunder accruing interest at the bank's prime rate less 0.25%. At March 31, 1999 and 1998, the Company had no borrowings.

The Company believes its current cash resources together with cash generated from its operating activities and available bank borrowings will be sufficient to fund its operations and expansion programs for the foreseeable future.

IMPACT OF INFLATION

The Company does not believe that inflation has had a material impact on its net sales or results of operations.

YEAR 2000

The Company's response to the so-called "Y2K Problem," pertaining to the processing of data at the turn of the century, includes assessing and documenting the current status of the Company's Y2K compliance and the costs of such compliance; establishing goals and schedules for Y2K compliance; and implementing detailed plans so that both information technology systems and non-information technology devices (including equipment-related embedded computers, infrastructure and communication systems) are reviewed and the necessary changes made prior to December 31, 1999. The Company's Y2K compliance efforts are being directed by an outside consultant who is working under Company supervision and control.

The Company has begun to inventory, replace and/or modify its existing software systems. Because the Company, similar to all other companies, is vulnerable to third-parties' noncompliance, the Company conducted a review of its software vendors' own Y2K compliance. All of the Company's major software vendors have reported to the Company that they are materially Y2K compliant. The Company expects to complete a comprehensive analysis of its overall compliance prior to July 31, 1999 and to have implemented all material modifications prior to December 31, 1999.

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


ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK. Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-14 annexed hereto. The schedule required under Regulation S-X is annexed hereto as page S-1.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

                                                                         PAGE(S)
                                                                         -------
Reports of Independent Accountants............................             F-1
Financial Statements
    Consolidated Balance Sheets...............................             F-2
    Consolidated Statements of Operations.....................             F-3
    Consolidated Statements of Stockholders' Equity...........             F-4
    Consolidated Statements of Cash Flows.....................             F-5
    Notes to Consolidated Financial Statements................       F-6 to F-16

FINANCIAL STATEMENT SCHEDULE:

II Valuation and Qualifying Accounts..........................               S-1

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company had no changes in or disagreement with its accountants during fiscal 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the Directors and Officers of the Company which is called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" and "Executive Officers and Executive Compensation" in the Company's Proxy Statement relating to its 1999 Annual Meeting of Stockholders filed pursuant to Regulation 14A (the "Company's 1999 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation which is called for by this
Item 11 is incorporated by reference to the information set forth under the heading "Executive Officers and Executive Compensation" in the Company's 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to the security ownership of certain beneficial owners and management of the Company which is called for by this Item 12 is incorporated by reference to the information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1999 Proxy Statement.

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

27.1     Financial Data Schedule

* Incorporated by reference from the same Exhibit Number filed with the Company's Registration Statement Form S-1 (Registration No. 333-36263).

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Holt's Cigar Holdings, Inc. and subsidiaries

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Holt's Cigar Holdings, Inc. and its subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
May 28, 1999

HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 1999 AND 1998

                                                                          1999                1998
                                                                      ------------        ------------
Current assets:
     Cash                                                             $  5,010,009        $  4,074,276
     Investment securities                                               8,136,060           4,096,361
     Accounts receivable (net of allowance for doubtful                  1,268,553           1,319,141
         accounts of $75,000 and $120,000 at March 31, 1999 and
         1998, respectively)
     Inventory                                                           4,924,864           3,456,597
     Deferred income taxes                                                 141,500             161,000
     Prepaid expenses and other current assets                             840,324             402,863

                                                                      ------------        ------------

         Total current assets                                           20,321,310          13,510,238


Investments securities                                                   4,042,520           7,948,760
Property and equipment, net                                              1,481,536           1,456,567
Deferred income taxes                                                       17,600               9,100
Other assets                                                               756,736             815,837

                                                                      ------------        ------------

Total assets                                                          $ 26,619,702        $ 23,740,502
                                                                      ============        ============


Current liabilities:
     Accounts payable                                                 $    720,149        $    657,424
     Due to related party                                                  860,360             534,157
     Accrued expenses and other current liabilities                        125,699             240,570
     Income taxes payable                                                   99,247             521,100

                                                                      ------------        ------------

         Total current liabilities                                       1,805,455           1,953,251

                                                                      ------------        ------------

Commitments

Stockholders' equity:
     Preferred stock, $.001 par value, 1,000,000 shares                         --                  --
         authorized, none issued

     Common stock, $.001 par value, 25,000,000 shares
         authorized, 6,123,145 and 5,770,000 shares issued and
         outstanding, respectively                                           6,123               5,770
     Additional paid-in capital                                         19,562,067          17,640,851
     Retained earnings                                                   5,941,989           4,225,522
                                                                      ------------        ------------

                                                                        25,510,179          21,872,143

     Treasury stock, 126,967 shares at cost                               (620,688)                 --
     Stock purchase loans                                                  (75,244)            (84,892)

                                                                      ------------        ------------

     Total stockholders' equity                                         24,814,247          21,787,251
                                                                      ------------        ------------

Total liabilities and stockholders' equity                            $ 26,619,702        $ 23,740,502
                                                                      ============        ============


     The accompanying notes are an integral part of these consolidated financial statements.

HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                                                        1999              1998              1997
                                                    -----------       -----------       -----------
Net sales                                           $30,530,850       $29,066,895       $17,277,940


Cost of goods sold                                   16,676,031        15,952,995         9,565,964

                                                    -----------       -----------       -----------

Gross profit                                         13,854,819        13,113,900         7,711,976


Operating expenses                                    8,917,414         6,918,591         4,894,829

                                                    -----------       -----------       -----------

Income from operations                                4,937,405         6,195,309         2,817,147


Other income                                            967,213           340,798            31,976

                                                    -----------       -----------       -----------

Income before income tax expense                      5,904,618         6,536,107         2,849,123


Income tax expense                                    2,266,582         1,498,473           576,600

                                                    -----------       -----------       -----------

Net income                                          $ 3,638,036       $ 5,037,634       $ 2,272,523
                                                    ===========       ===========       ===========

Net income per share (basic and diluted)            $      0.62       $      1.04       $      0.53
                                                    ===========       ===========       ===========

Weighted average number of shares - basic (1)         5,838,421         4,849,469         4,266,469
                                                    ===========       ===========       ===========

Weighted average number of shares - diluted           5,843,032
                                                    ===========


Pro forma income data: (2)

Income before income taxes, as reported                               $ 6,536,107

Pro forma amortization of goodwill                                          8,125
                                                                      -----------

Pro forma income before income taxes                                    6,527,982

Pro forma provision for income taxes                                    2,611,000
                                                                      -----------

Pro forma net income                                                  $ 3,916,982
                                                                      ===========

Pro forma net income per share
     (basic and diluted)                                              $      0.81
                                                                      ===========

Pro forma weighted average number of shares
     (basic and diluted)                                                4,849,469
                                                                      ===========

(1) Fiscal 1998 and 1997 weighted average number of shares restated for the stock dividends effected in Fiscal 1999.

(2) Pro forma amounts are not presented for the year ended March 31, 1999 as the Company's reorganization occurred in November 1997.


     The accompanying notes are an integral part of these consolidated financial statements.

HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the years ended March 31, 1999, 1998 and 1997


                                                       ADDITIONAL                                        STOCK
                                        COMMON          PAID-IN         RETAINED       TREASURY        PURCHASES
                                         STOCK          CAPITAL         EARNINGS         STOCK           LOANS             TOTAL
                                      ------------    ------------    ------------    ------------    ------------     ------------


Balance at March 31, 1996             $     91,114    $    303,607    $  1,308,165    $    (50,000)   $         --     $  1,652,886

       Net income                               --              --       2,272,523              --              --        2,272,523
       Stockholders' distributions              --              --        (900,800)             --              --         (900,800)

                                      ------------    ------------    ------------    ------------    ------------     ------------

Balance at March 31, 1997                   91,114         303,607       2,679,888         (50,000)             --        3,024,609

       Net income                               --              --       5,037,634              --              --        5,037,634
       Stockholders' distributions              --              --      (3,492,000)             --              --       (3,492,000)
       Issuance of common stock              1,750      17,093,502              --              --              --       17,095,252
       Effects of corporate
            reorganization (Note 1)        (37,094)        243,742              --              --              --          206,648
       Retirement of treasury stock        (50,000)             --              --          50,000              --               --
       Stock purchase loans                     --              --              --              --         (84,892)         (84,892)

                                      ------------    ------------    ------------    ------------    ------------     ------------

Balance at March 31, 1998                    5,770      17,640,851       4,225,522              --         (84,892)      21,787,251

       Net income                               --              --       3,638,036              --              --        3,638,036
       Stock dividends                         353       1,921,216      (1,921,569)             --              --               --
       Return - stock purchase loan             --              --              --          (9,648)          9,648               --
       Treasury stock purchases                 --              --              --        (611,040)             --         (611,040)

                                      ------------    ------------    ------------    ------------    ------------     ------------

Balance at March 31, 1999             $      6,123    $ 19,562,067    $  5,941,989    $   (620,688)   $    (75,244)    $ 24,814,247
                                      ============    ============    ============    ============    ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997



                                                                                       1999              1998             1997
                                                                                    ------------     ------------     ------------

              Cash flows from operating activities:
                Net income                                                          $  3,638,036     $  5,037,634     $  2,272,523
                Adjustments to reconcile net income to net cash provided
                  by operations:
                    Increase (decrease) in allowance for doubtful accounts               (45,000)          85,500           15,000
                    Depreciation and amortization                                        284,395          183,811          140,852
                    (Increase) decrease in:
                      Investments                                                       (133,459)              --               --
                      Accounts receivable                                                 95,588         (168,972)        (785,929)
                      Inventory                                                       (1,468,267)        (872,720)      (1,026,670)
                      Deferred income taxes                                               11,000         (170,100)          (3,400)
                      Prepaid expenses and other current assets                         (437,461)        (351,136)         (16,877)
                    Increase (decrease) in:
                      Accounts payable and due to related party                          388,928         (415,218)         719,122
                      Accrued expenses and other current liabilities                    (114,871)          74,700          (17,694)
                      Income tax payable                                                (421,853)         224,749         (165,949)
                                                                                    ------------     ------------     ------------

                        Net cash provided by operating activities                      1,797,036        3,628,248        1,130,978
                                                                                    ------------     ------------     ------------

              Cash flows from investing activities:
                Purchase of investment securities                                             --      (12,039,996)              --
                Purchase of equipment and other assets                                  (240,615)      (1,219,864)        (142,762)
                Stock purchase loans                                                          --          (84,892)              --
                Proceeds from (advances on) loan receivable - officer                         --               --           (4,566)
                                                                                    ------------     ------------     ------------

                        Net cash provided by (used in) investing activities             (240,615)     (13,344,752)        (147,328)
                                                                                    ------------     ------------     ------------

              Cash flows from financing activities:
                Net (payments) proceeds on lines of credit                                    --               --           (5,000)
                Payments on long term debt                                                    --       (3,461,881)        (201,780)
                Proceeds from long term debt                                                  --        3,150,000               --
                Proceeds from issuance of common stock                                        --       17,079,141               --
                Stockholder distribution                                                      --       (3,492,000)        (900,800)
                Purchase of company common stock                                        (620,688)              --               --
                                                                                    ------------     ------------     ------------

                        Net cash provided by (used in) financing activities             (620,688)      13,275,260       (1,107,580)
                                                                                    ------------     ------------     ------------

              Net increase (decrease) in cash                                            935,733        3,558,756         (123,930)

              Cash - beginning of period                                               4,074,276          515,520          639,450
                                                                                    ------------     ------------     ------------

              Cash - end of period                                                  $  5,010,009     $  4,074,276     $    515,520
                                                                                    ============     ============     ============

              Supplemental disclosures:

                  Interest paid                                                     $         --     $     49,148     $     73,184
                                                                                    ============     ============     ============

                  Income taxes paid                                                 $  2,650,806     $  1,491,047     $    487,739
                                                                                    ============     ============     ============

              Supplemental information regarding non-cash investing and
               financing activities:

                  Non-cash acquisition of property                                  $         --     $         --     $     22,000
                                                                                    ============     ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

HOLT'S CIGAR HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         1. Basis of Presentation and Summary of Significant Accounting Policies

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

         The consolidated financial statements have been presented as if the Company had operated as a single combined entity for all periods presented. Such financial statements may not necessarily present the financial position, results of operations and cash flows the Company would have reported as a single entity because in part, one of its subsidiaries, Ashton Distributors, Inc. was a Subchapter S Corporation until November 1997. (See Note 16 for unaudited pro forma financial information.)

CORPORATE REORGANIZATION

         In November 1997, the companies were reorganized in a transaction among entities under common control. Prior to the reorganization, the controlling stockholder owned 100% of the outstanding common stock of both Holt's Cigar Company, Inc., Ashton Distributors, Inc. and 60% of the outstanding common stock of Ashton Holdings, Inc. Ashton Holdings, Inc., acquired all the outstanding common stock of Holt's Cigar Company, Inc. and Ashton Distributors, Inc. The assets acquired and liabilities assumed are reflected in the consolidated balance sheet at historical costs except for the ownership interests (represented by options) held by individuals other than the controlling stockholder or his immediate family which have been recorded as the acquisition of minority interest at estimated fair value.

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

INVENTORY

         Inventory is stated at the lower of cost or market. Cost is determined by the first-in first-out method. Inventory is composed primarily of finished goods held for resale.

CONCENTRATION OF CREDIT RISK

         Certain financial instruments are potentially subject to concentrations of credit risk. These financial instruments consist primarily of cash and trade accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions to limit its credit exposure. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, their dispersion across different geographic areas and generally short payment terms.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         The carrying amounts of cash, accounts receivable, and other current assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of those instruments.

         The fair value of investments is determined using quoted market values.

HOLT'S CIGAR HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         1. Basis of Presentation and Summary of Significant Accounting Policies
- continued

PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. Depreciation is computed using straight-line basis over the estimated useful lives of the related assets. Useful lives range from five to thirty-nine years.

LONG-LIVED ASSETS

        In March 1995, Statement of Financial Accounting Standard (SFAS) No. 121 "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of", was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1997, the Company adopted this statement and determined that no impairment loss need be recognized for applicable assets.


REVENUE RECOGNITION

        Sales are recognized upon shipment of products.

COST OF GOODS SOLD
        Cost of goods sold primarily include the purchases of finished goods inventory for resale.

                                                   1999             1998             1997
                                              ------------     ------------     ------------

Beginning inventory                           $  3,456,597     $  2,583,877     $  1,557,207
Purchases from:
    Related party supplier (Note 9 and 11)      11,026,228        9,310,924        3,631,481
    Other suppliers                              7,118,070        7,514,791        6,961,153

Less: Ending inventory                          (4,924,864)      (3,456,597)      (2,583,877)
                                              ------------     ------------     ------------

Cost of goods sold                            $ 16,676,031     $ 15,952,995     $  9,565,964
                                              ============     ============     ============





STOCK OPTIONS

        The Company applies Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans.

        In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Purchase Compensation" ("SFAS No. 123"). This statement establishes a fair value method of accounting for, or disclosing, stock-based compensation plans. The Company adopted the disclosure provisions of SFAS No. 123 which require disclosing the pro-forma effect on net income and earnings per share of the fair value method of accounting for stock-based compensation. The adoption of the disclosure provisions did not affect the Company's consolidated financial condition, results of operations, or cash flows. See Note 12.

NET INCOME PER SHARE

        Earnings per share are presented on a historical basis in accordance with SFAS No. 128, "Earnings Per Share". Pro forma earnings per share are presented to reflect the changes in the Company's corporate structure occurring in connection with the Reorganization.

HOLT'S CIGAR HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         1. Basis of Presentation and Summary of Significant Accounting Policies
- continued

INCOME TAXES

        The Company accounts for income taxes under statement of Financial Accounting Standards No. 109 (SFAS 109) which utilizes an asset and liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

        Prior to November 1997, Ashton Distributors, Inc. ("Ashton") had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and Pennsylvania Tax Reform Code. Under these provisions, Ashton did not pay federal or state income taxes on its taxable income. Instead, Ashton's income, losses and credits were included in the individual tax return of Ashton's stockholder.

ADVERTISING

        The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions cost amounted to $1,210,984, $438,510 and $329,057 for the years ended March 31, 1999, 1998 and 1997, respectively.

  2.   INVESTMENT SECURITIES

       Investment securities consist of debt securities issued by the U. S. Treasury, which are classified as trading. The amortized cost of such securities approximates fair value as of March 31, 1999 and 1998. Maturities of the securities range from six months to four years. Unrealized gains recorded in the Statements of Operations were $133,459, $5,125 and $0 for the years ended March 31, 1999, 1998 and 1997, respectively.

HOLT'S CIGAR HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  3.    INCOME TAXES

        As discussed in Note 1, the Company utilizes the liability method of accounting for income taxes in accordance with SFAS 109. The effective tax rates differ from the statutory rate primarily due to the Company's historical corporate structure. The income recorded in Ashton Distributors, Inc. prior to the Company's restructuring in November 1997 was not subject to corporate taxation, the tax consequences were the responsibility of the individual stockholder, resulting in a permanent difference. The historical income tax expense is detailed as follows on a consolidated basis, after the effects of eliminations:

                                                                            YEARS ENDED MARCH 31,
                                                                 -------------------------------------------
                                                                     1999            1998            1997
                                                                 -----------     -----------     -----------

Income taxes at U.S. federal income tax rate                     $ 1,910,291     $ 2,222,276     $ 1,139,649
State taxes, net of federal benefit                                  356,291         392,166         170,947
S Corporation income tax attributable directly to stockholder             --      (1,119,720)       (733,996)
Other                                                                     --           3,751              --
                                                                 -----------     -----------     -----------
Income Tax Expense                                               $ 2,266,582     $ 1,498,473     $   576,600
                                                                 ===========     ===========     ===========



Income tax expense (benefit) consists of the following:

    Current tax expense
       Federal                                                   $ 1,893,891     $ 1,418,287     $   435,000
       State                                                         353,191         250,286         141,600
                                                                 -----------     -----------     -----------
                                                                   2,247,082       1,668,573         576,600
                                                                 -----------     -----------     -----------
    Deferred tax expense (benefit)
       Federal                                                        16,400        (144,600)             --
       State                                                           3,100         (25,500)             --
                                                                 -----------     -----------     -----------
                                                                      19,500        (170,100)             --
                                                                 -----------     -----------     -----------
                                                                 $ 2,266,582     $ 1,498,473     $   576,600
                                                                 ===========     ===========     ===========


The components of deferred tax assets are as follows:

Deferred tax asset - current:
    Bad debt allowance                                           $    16,200     $    34,200
    Inventories                                                      116,800         126,800

Deferred tax asset - noncurrent
    Depreciation                                                      17,600           9,100
                                                                 -----------     -----------
                                                                 $   150,600     $   170,100
                                                                 ===========     ===========


         The Company assessed the need for a valuation allowance and the realizability of the related deferred tax asset. Based on this assessment no valuation allowance is necessary at March 31, 1999.

HOLT'S CIGAR HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.   PROPERTY AND EQUIPMENT, NET

         Property and equipment is detailed as follows:

                                        MARCH 31,
                               ---------------------------
                                   1999            1998
                               -----------     -----------

Equipment                      $   496,548     $   340,856
Furniture and fixtures             302,593         287,134
Leasehold improvements           1,219,258       1,188,863
                               -----------     -----------

                                 2,018,399       1,816,853

Accumulated depreciation          (536,863)       (360,286)
                               -----------     -----------

Property and equipment, net    $ 1,481,536     $ 1,456,567
                               ===========     ===========


         Depreciation expense amounted to $176,577, $142,111 and $110,794 for the years ended March 31, 1999, 1998 and 1997, respectively.

5.   OTHER ASSETS, NET

     Other assets consist of the following:

                                             MARCH 31,
                                      -----------------------

                                        1999          1998
                                      ---------     ---------

Contract Rights                       $ 450,000     $ 450,000
Goodwill                                243,742       243,742
Trademarks                              167,323       144,776
Other                                    31,890       123,055
                                      ---------     ---------

                                        892,955       961,573
Accumulated amortization               (136,219)     (145,736)
                                      ---------     ---------

                                      $ 756,736     $ 815,837
                                      =========     =========


       The assets are being amortized on a straight line basis over periods ranging from five to twenty years.

HOLT'S CIGAR HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  6.    BORROWINGS

Lines of Credit

        The Company maintains a line of credit with a bank, payable on demand, of which no amounts were outstanding at March 31, 1999 and 1998. Interest is payable at the bank's prime rate (7.75% at March 31, 1999) less .25%. The amount available under this line is $4,000,000.

        For Fiscal 1999 there was no interest expense. Total interest expense amounted to $49,148 and $73,184 for the fiscal years ended March 31, 1998 and 1997, respectively.

  7.   LEASE COMMITMENTS

       The Company leases office and warehouse space in Philadelphia under a noncancelable operating lease expiring in June, 2002 with one five year renewal option. The Company also leases retail space from a stockholder under an operating lease expiring in May, 2009. (See Note 11)

       The Company leases various office and warehouse equipment and an automobile under operating leases expiring through May, 2004. The following is a schedule of future minimum rental payments required under the above operating leases as of March 31, 1999:


                  2000                                          $ 217,635
                  2001                                          $ 215,424
                  2002                                          $ 208,013
                  2003                                          $ 147,923
                  2004                                          $ 130,358


       Rental expense amounted to $208,519, $175,384 and $103,044 for the years ended March 31, 1999, 1998 and 1997, respectively.

  8.    PROFIT SHARING PLAN

        The Company sponsors a 401(k) contributory qualified profit sharing plan covering substantially all of its employees. Under the Plan, the Company's contributions are based upon the employee's elective deferral contribution. The Company's contribution is equal to 50% of the employee's contribution up to 6% of the employee's pre-tax compensation. The Company's contributions for fiscal 1999, 1998 and 1997 amounted to $37,071, $25,525 and $23,233, respectively.

  9.    MAJOR SUPPLIERS

        During Fiscal years 1999, 1998 and 1997, the Company purchased approximately 70%, 64% and 47%, respectively, of its cigars from one supplier. At March 31, 1999 and 1998, amounts due to the supplier were approximately $860,400 and $534,200, respectively, and are included in due to related party. The supplier is a company controlled by an affiliate of a stockholder of the Company. During Fiscal 1999 and 1998, approximately 14% and 13%, respectively, of the Company's cigar purchases were from another third party supplier. At March 31, 1999 and 1998, approximately $110,500 and $115,500, respectively, was due to the other supplier and is included in accounts payable.

HOLT'S CIGAR HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  10.   COMMITMENTS

        The Company is required to pay royalties to an individual related to the purchase of the "Ashton" name. Royalties are based on 1% of all purchases of cigars bearing the Ashton name through January 1, 2000. Royalties incurred in the years ended March 31, 1999, 1998 and 1997 were $58,040, $71,701 and $31,616, respectively.

  11.   RELATED PARTY TRANSACTIONS

        The Company has a loan receivable due from several employees including a stockholder (see Note 14).

        The Company paid rent of approximately $75,000, $75,000 and $54,000 to a stockholder in the years ended March 31, 1999, 1998 and 1997, respectively (see Note 7).

        The major supplier mentioned in Note 9 is a company owned by a stockholder in the Company. Amounts due to the related party are separately shown on the face of the balance sheet.

  12.   STOCK OPTIONS

        Effective January 1, 1996, three individuals were granted stock options to purchase common stock of each of the three companies, which now comprise Holt's Cigar Holdings, Inc., at estimated fair market value. The individuals were an employee, an outside director, and a member of the controlling stockholder's immediate family, respectively. An aggregate of 511,924 shares were issued at an exercise price of $.50 per share. The options expire on December 21, 2005. The employee options vest ratably over five years, the family member and director's options vested immediately. The controlling stockholder has agreed that upon exercise of any such options he will contribute to the capital of the Company one share of common stock for each share purchased pursuant to those options.

        In September 1997, the Board of Directors approved an Employee Stock Option Plan. The plan allows for options to purchase up to 318,362 shares of common stock to be granted, at their fair market value on the date of grant. The Company granted options to purchase an aggregate of 178,813 shares at $11.00 per share on November 24, 1997. The options have a contractual life of five years from grant date and vest ratably over three years.

        In September 1997, the Board of Directors approved a "Non-Management Directors Stock Option Plan" which allows for options to purchase up to 191,017 shares. The company granted outside directors options to purchase an aggregate of 63,672 shares at $11.00 per share on November 24, 1997. The options have a contractual life of five years from grant date and vested immediately.

        The following table summarizes the stock options for each of the three years ended March 31, 1999:

schedule for note 12

                                                          Years Ended March 31,
                            ----------------------------------------------------------------------------------

                                               1999                                   1998
                            ---------------------------------------    -------------------------------------

                                                        Weighted                                 Weighted
                                                        Average                                  Average
                                                        Fair Market                              Fair Market
                                            Weighted    Value                       Weighted     Value
                                            Average     Granted                     Average      Granted
                                            Exercise    During                      Exercise     During
                                Shares      Price       the Year       Shares       Price        the Year
                              --------      --------    -----------    ------       --------     -----------
Outstanding at
     beginning of year        756,532        $ 3.83       $   --       511,924        $ 0.50       $   --
Granted                       169,792          6.90         1.50       248,851         11.00         3.05
Exercised
Cancelled                     (26,530)        11.00           --        (4,243)        11.00           --
                              --------                                 -------

Outstanding at
     end of year              899,794          4.22           --       756,532          3.83           --
                              =======                                  =======
Options exercisable
     at end of year           613,058          2.94           --       446,768          1.99           --
                              =======                                  =======


                                   Years Ended March 31,
                           -------------------------------------

                                         1997
                           -------------------------------------

                                                    Weighted
                                                    Average
                                                    Fair Market
                                        Weighted    Value
                                        Average     Granted
                                        Exercise    During
                           Shares       Price       the Year
                           ------       --------    -----------
Outstanding at
     beginning of year     511,924       $ 0.50      $ 0.24
Granted                         --           --          --
Exercised
Cancelled                       --           --          --
                           -------

Outstanding at
     end of year           511,924         0.50        0.24
                           =======
Options exercisable
     at end of year        383,942         0.50          --
                           =======


The following table summarizes information about stock options outstanding at March 31, 1999:


                                       Outstanding and Exerciseable by Price Range                 Options Exerciseable
                            -----------------------------------------------------------------  -----------------------------

                                                                 Weighted
                                                                 Average         Weighted                        Weighted
                                                                Remaining         Average                         Average
                                Range of          Number        Contractual      Exercise         Number         Exercise
                                Exercise        Outstanding       Life            Price         Exerciseable      Price
                                  Price
                            -------------       -----------     -----------      ---------      ------------     ---------

                                   $ 4.97          63,672          4.35            $ 4.97          63,672         $ 4.97

                                   $ 6.81          26,530          4.10            $ 6.81              --         $   --

                                   $ 7.49          53,060          4.10            $ 7.49              --         $   --

                                   $ 0.50         511,924          6.75            $ 0.50         426,602         $ 0.50

                                   $11.00         244,608          3.71            $11.00         122,784         $11.00
                                                  -------                                       ---------

                            $.50 - $11.00         899,794          5.52            $ 4.22         613,058         $ 2.94
                                                  =======                                       =========

        The weighted average fair value was estimated on the date of grant using the Black-Scholes option pricing model assuming no dividends, a volatility based on the Company's daily historical stock prices, the average expected life and a risk free interest rate of 6.5%.

        The Company accounts for options in accordance with APB No. 25 and accordingly, no compensation cost has been recognized. If the Company had elected to recognize compensation cost consistent with the method prescribed by SFAS 123, net income would have been reduced by approximately $265,000 and $249,000 (a decrease of $.05 and $.05 on earnings per share) in Fiscal 1999 and 1998, respectively, and $8,000 in Fiscal 1997 (no effect on earnings per share).

HOLT'S CIGAR HOLDINGS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 13.   NET INCOME PER SHARE:

       The Company adopted the provisions of SFAS 128 "Earnings Per Share" in Fiscal 1998. SFAS 128 requires the presentation of both basic EPS and EPS assuming dilution. Basic EPS is calculated using the weighted average shares outstanding during the applicable period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted, except when such effect would be antidilutive.

Basic and diluted earnings per share are calculated as follows:

                             INCOME AVAILABLE TO              AVERAGE COMMON SHARES
                             COMMON STOCKHOLDERS                    OUTSTANDING
                         ---------------------------       ---------------------------
                            1999             1998             1999             1998
                         ----------       ----------       ----------       ----------

Basic                    $3,638,036       $5,037,634        5,838,421        4,849,469
Dilutive effect of
    Stock options                --               --            4,611
                         ----------       ----------       ----------       ----------

Diluted                  $3,638,036       $5,037,634        5,843,032        4,849,469
                         ==========       ==========        =========        =========

   14.   CAPITAL STRUCTURE

        As discussed in Note 1, the Company reorganized in November 1997. After the reorganization, Holt's Cigar Holdings, Inc. has one class of common stock with a par value of $.001. In addition, the company is authorized to issue 1,000,000 shares of preferred stock, the features of which are subject to designation by the Board of Directors. On November 24, 1997, the Company effected its initial public offering by selling 1,750,000 shares at $11 per share. As discussed in Note 12, the Company has options outstanding for the purchase of 899,794 shares of common stock.

        In February 1998, the Company loaned certain employees a total of $84,892 to purchase shares of the company stock. In September 1998, 1,250 shares were returned to the Company in lieu of payment. The balance of the loans outstanding has been reflected as a reduction of stockholders' equity.

HOLT'S CIGAR HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



          15.            SEGMENT INFORMATION (UNAUDITED)

                         The Company has two reportable segments, Wholesale and
Retail. Management evaluates the segments based on net sales and gross profit.



                                        1999                                          1998
                       ------------------------------------------   -----------------------------------------
                        WHOLESALE       RETAIL       CONSOLIDATED    WHOLESALE       RETAIL      CONSOLIDATED
                       -----------    -----------    ------------   -----------    -----------   ------------

Net Sales              $14,092,257    $16,438,593    $30,530,850    $13,288,115    $15,778,780    $29,066,895

Cost of Goods Sold       6,613,307     10,062,724     16,676,031      5,889,531     10,063,464     15,952,995
                       -----------    -----------    -----------    -----------    -----------    -----------

Gross Profit           $ 7,478,950    $ 6,375,869    $13,854,819    $ 7,398,584    $ 5,715,316    $13,113,900
                       ===========    ===========    ===========    ===========    ===========    ===========

Accounts Receivable    $ 1,029,308    $   239,245    $ 1,268,553    $ 1,087,551    $   231,590    $ 1,319,141
                       ===========    ===========    ===========    ===========    ===========    ===========

Inventory              $ 1,378,794    $ 3,546,070    $ 4,924,864    $   614,834    $ 2,841,763    $ 3,456,597
                       ===========    ===========    ===========    ===========    ===========    ===========


                                         1997
                       -----------------------------------------
                        WHOLESALE       RETAIL      CONSOLIDATED
                       -----------    -----------   ------------

Net Sales              $ 6,501,747    $10,776,193    $17,277,940

Cost of Goods Sold       2,881,953      6,684,011      9,565,964
                       -----------    -----------    -----------

Gross Profit           $ 3,619,794    $ 4,092,182    $ 7,711,976
                       ===========    ===========    ===========

  16.   PRO FORMA AND SUPPLEMENTAL INFORMATION (UNAUDITED)

PRO FORMA NET INCOME PER SHARE

        The computations of basic earnings per share is based on the weighted average number of outstanding common shares during the period plus common stock equivalents, if dilutive, consisting of shares subject to stock options.

        Pro forma net income per share is based on net income per share decreased to give effect to the increased amortization costs of $ 8,125 for the year ended March 31, 1998 which would have resulted if the goodwill created at the reorganization had existed at March 31, 1997.

        In addition, pro forma income taxes represent the income tax expense that would have been recorded had the Company been a C Corporation for the year ended March 31, 1998.


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

HOLT'S CIGAR HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



QUARTERLY DATA (UNAUDITED)



Quarterly Financial Data. The following table presents the unaudited quarterly financial data for the Company's last two completed fiscal years.

                                                Quarterly Financial Data (Unaudited)
                                ---------------------------------------------------------------------
                                First Quarter     Second Quarter    Third Quarter      Fourth Quarter
                                -------------     --------------    -------------      --------------
                                             (in thousands except for earnings per share)
Year ended March 31, 1999
  Net sales.....................   $7,300             $8,260            $9,315             $5,656
  Gross profit..................    3,281              3,662             4,362              2,550
  Income from operations........    1,409              1,553             1,788                187
  Net income....................      966              1,126             1,272                275
  Earnings per share............   $ 0.17             $ 0.20            $ 0.22             $ 0.05

Year ended March 31, 1998
  Net sales.....................   $6,361             $7,063            $8,592             $7,051
  Gross profit..................    2,749              3,356             3,833              3,176
  Income from operations........    1,356              1,855             1,698              1,286
  Net income....................    1,053              1,538             1,335              1,112
  Earnings per share............   $ 0.26             $ 0.38            $ 0.29             $ 0.19


Common Shares. The following are the high and low closing prices of the common shares of the Company for fiscal years ended March 31, 1999 and 1998 as traded on the NASDAQ stock exchange. The commencement of public trading (NASDQ: HOLT) was November 27, 1997.


                          1st Qtr             2nd Qtr             3rd Qtr              4th Qtr
                      High       Low      High      Low       High       Low       High       Low

Fiscal Year 1999    $ 8.250   $ 5.750   $ 5.828   $ 3.186   $ 7.843    $ 3.431    $ 5.637    $ 3.750

Fiscal Year 1998    $    --   $    --   $    --   $    --   $ 11.25    $10.375    $10.125    $ 6.875


No cash dividends have been declared.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED MARCH 31, 1997, 1998 and 1999


                                                                 Charged      Charged
                                                  Balance at     to costs     to other                Balance at
                                                  beginning        and        accounts   Deductions     end of
Description                                       of period     expenses     described    describe      period
-----------                                       ----------    ---------    ---------   ----------   ----------
Year ended March 31, 1997:
Allowance for doubtful accounts ...........       $ 19,500      $ 15,000           --           --     $ 34,500
Inventory reserve .........................             --            --           --           --           --

Year ended March 31, 1998:
Allowance for doubtful accounts ...........       $ 34,500      $ 85,500           --           --     $120,000
Inventory reserve .........................             --      $317,045           --           --     $317,045

Year ended March 31, 1999:
Allowance for doubtful accounts ...........       $120,000            --           --      $45,000     $ 75,000
Inventory reserve .........................       $317,045            --           --      $25,045     $292,000


Allowance for doubtful accounts was decreased as a result of managements analysis of historical writeoffs and the current customer base.

Inventory reserve analysis at year end reflected a requirement of $292,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HOLT'S CIGAR HOLDINGS, INC.

                             By: /s /  MICHAEL PITKOW
                                 -----------------------------------------------
                                 Michael Pitkow
                                 Executive Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the Company and in the capacities indicated as of June 29, 1999.

         SIGNATURE                                             TITLE                                         DATE
         ---------                                             -----                                         ----
/s /    ROBERT G. LEVIN                                 Chairman, Chief Executive Officer, President       June 29, 1999
--------------------------------                        and Director

Robert G. Levin


/s /    MICHAEL PITKOW                                  Chief Operating Officer, Executive Vice            June 29, 1999
--------------------------------                        President, Secretary and Director

Michael Pitkow


/s /    JERRY L. COX                                    Chief Financial Officer                            June 29, 1999
--------------------------------
Jerry L. Cox


/s /    HARVEY W. GROSSMAN                              Director                                           June 29, 1999
--------------------------------
Harvey W. Grossman


/s /    MARVIN B.SHARFSTEIN                             Director                                           June 29, 1999
--------------------------------
Marvin B. Sharfstein


/s /    CARLOS A. FUENTE, SR.                           Director                                           June 29, 1999
--------------------------------
Carlos A. Fuente, Sr.


/s /    CARLOS P. FUENTE, JR.                           Director                                           June 29, 1999
--------------------------------
Carlos P. Fuente, Jr.