Form 10-Q
period 1999-06-30
HOLTS CIGAR HOLDINGS INC
filed 1999-08-13
CIK 1045549

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

                    For the three months ended June 30, 1999

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


                                    Yes x   No
                                       ---    ---


         Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

                                  Class: Common
                    Outstanding at August 12, 1999: 6,123,145

                           HOLT'S CIGAR HOLDINGS, INC.
                                AND SUBSIDIARIES


                               INDEX TO FORM 10-Q

                                                                            Page
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
         And March 31, 1999                                                   3

         Consolidated Statements of Operations for the
         Three Month Period ended June 30, 1999 and 1998                      4

         Consolidated Statements of Shareholders' Equity for the
         Three Month Period ended June 30, 1999                               5

         Consolidated Statements of Cash Flows for the
         Three Month Period ended June 30, 1999 and 1998                      6

         Notes to Consolidated Financial Statements                           7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  8

PART II - OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                       9

     Item 6.  Exhibits and Reports of Form 8-K                                10


SIGNATURES                                                                    12

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    June 30, 1999      March 31, 1999
                                                                                    ------------       --------------
                                                                                     (UNAUDITED)
Current assets:
     Cash                                                                           $  5,565,858        $  5,010,009
     Investment securities                                                             8,170,443           8,136,060
     Accounts receivable (net of allowance for doubtful accounts of $75,000)           2,207,964           1,268,553
     Inventory                                                                         4,976,230           4,924,864
     Deferred income taxes                                                               141,500             141,500
     Prepaid expenses and other current assets                                         1,066,946             840,324
                                                                                    ------------        ------------

          Total current assets                                                        22,128,941          20,321,310

Investment securities                                                                  3,972,520           4,042,520
Property and equipment, net                                                            1,504,213           1,481,536
Loan receivable - shareholder                                                            700,000
Deferred income taxes                                                                     17,600              17,600
Other assets, net                                                                        768,208             756,736
                                                                                    ------------        ------------

Total assets                                                                        $ 29,091,482        $ 26,619,702
                                                                                    ============        ============

Current liabilities:
     Accounts payable                                                               $    817,302        $    720,149
     Due to related party                                                              1,654,557             860,360
     Accrued expenses and other current liabilities                                      225,104             125,699
     Income taxes payable
                                                                                         686,889              99,247
                                                                                    ------------        ------------
          Total current liabilities                                                    3,383,852           1,805,455
                                                                                    ------------        ------------
Commitments
Stockholders' equity:
     Preferred stock, $.001 par value, 1,000,000 shares authorized,
          none issued                                                                         --                  --
     Common stock, $.001 par value, 25,000,000 shares authorized, 6,123,145
           issued and outstanding, respectively                                            6,123               6,123
     Additional paid-in capital                                                       19,562,067          19,562,067
     Retained earnings                                                                 6,985,133           5,941,989
                                                                                    ------------        ------------
                                                                                      26,553,323          25,510,179

     Treasury stock, 159,867 shares at cost                                             (770,449)           (620,688)
     Stock purchase loans                                                                (75,244)            (75,244)
                                                                                    ------------        ------------
     Total stockholders' equity                                                       25,707,630          24,814,247
                                                                                    ------------        ------------
Total liabilities and stockholders' equity                                          $ 29,091,482        $ 26,619,702
                                                                                    ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998


                                                                1999             1998
                                                             ----------       ----------
                                                             (UNAUDITED)      (UNAUDITED)
Net sales                                                    $8,301,268       $7,299,619
Cost of goods sold                                            4,452,150        4,018,297
                                                             ----------       ----------
Gross profit                                                  3,849,118        3,281,322
Operating expenses                                            2,269,547        1,871,918
                                                             ----------       ----------
Income from operations                                        1,579,571        1,409,404
Other income                                                    159,002          200,298
                                                             ----------       ----------
Income before income taxes                                    1,738,573        1,609,702
Provision for income tax                                        695,429          643,881
                                                             ----------       ----------
Net income                                                   $1,043,144       $  965,821
                                                             ==========       ==========
Net income per share (basic and diluted)                     $     0.17       $     0.16
                                                             ==========       ==========
Weighted average number of shares (basic and diluted)(1)      5,989,834        6,123,145
                                                             ==========       ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


(1) Weighted average number of shares restated for the stock dividends effected in Fiscal 1999 for the three months ended June 30, 1998.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED JUNE 30, 1999 (UNAUDITED)

                                             Additional                            Stock
                                   Common     Paid-In     Retained     Treasury   Purchase
                                    Stock     Capital     Earnings      Stock       Loans       Total
                                  --------  -----------  ----------   ---------   --------   -----------
Balance at March 31, 1999         $  6,123  $19,562,067  $5,941,989   $(620,688)  $(75,244)  $24,814,247

Net Income                                                1,043,144                            1,043,144

Purchase of Common Stock                                               (149,761)                (149,761)
                                  --------  -----------  ----------   ---------   --------   -----------
Balance at June 30, 1999          $  6,123  $19,562,067  $6,985,133   $(770,449)  $(75,244)  $25,707,630
                                  ========  ===========  ==========   =========   ========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998


                                                                                  June 30, 1999      June 30, 1998
                                                                                  -------------      -------------
                                                                                   (UNAUDITED)         (UNAUDITED)
Cash Flows from operating activities:
     Net Income                                                                    $ 1,043,144        $   965,821
     Adjustments to reconcile net income to net cash provided by operations:
          Depreciation and amortization                                                 73,064             79,046
          (Increase) decrease in:
              Investments                                                               35,617            (96,092)
             Accounts receivable                                                      (939,411)          (193,411)
              Inventory                                                                (51,366)          (626,030)
              Prepaid expenses and other current assets                               (226,622)          (144,396)

           Increase (decrease) in:
               Accounts payable and due to related party                               891,350            630,754
               Accrued expenses and other current liabilities                           99,405           (184,482)
                Income taxes payable                                                   587,642            267,949
                                                                                   -----------        -----------
                    Net cash provided by operating activities                        1,519,823            699,159
                                                                                   -----------        -----------

Cash flows from investing activities:
     Purchase of property, equipment and other assets                                 (107,213)          (117,087)
     Loan to Shareholder                                                              (700,000)                --
                                                                                   -----------        -----------
         Net cash used in investing activities                                        (807,213)          (117,087)
                                                                                   -----------        -----------
Cash flows from financing activities:
     Purchase of company common stock                                                 (149,761)           (14,616)
                                                                                   -----------        -----------
         Net cash provided by (used in) financing activities                          (149,761)           (14,616)
                                                                                   -----------        -----------
Net increase in cash                                                                   555,849            567,456
Cash  ---- beginning of period                                                       5,010,009          4,074,276
                                                                                   -----------        -----------
Cash  ---- end of period                                                           $ 5,565,859        $ 4,641,732
                                                                                   ===========        ===========
Supplemental disclosures:
     Income taxes paid                                                             $   128,400        $   365,232
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

These financial statements have been prepared by management without audit but in accordance with generally accepted accounting principals applicable to interim financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the audited combined financial statements and notes thereto for the year ended March 31, 1999 contained in the Company's Annual Report on Form 10-K. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature. The results of operations for the three months ended June 30, 1999 and 1998 are not necessarily indicative of the operating results to be expected for a full year.

(2) Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures.

(3) Loan to Shareholder

In May 1999, the Company loaned Mr. Levin the sum of $700,000 secured by a pledge of the Company's common Stock owned by Mr. Levin and equal in current market value to 150% of the outstanding principal balance. Secured common stock will be adjusted for change in the market value periodically. This loan is for a term of five years, and is payable interest only, at an annual rate of 6.0% in semi-annual installments.

(4) Segment Information

The Company has two reportable segments, wholesale and retail. Management evaluates the segments based on net sales and gross profit.


                                             1999                                                1998
                            ------------------------------------------          -----------------------------------------
                             WHOLESALE      RETAIL        CONSOLIDATED           WHOLESALE      RETAIL       CONSOLIDATED
                            ----------    ----------      ------------          ----------    ----------     ------------
Net Sales                   $4,174,331    $4,126,937       $8,301,268           $3,135,882    $4,163,737      $7,299,619
Cost of Goods Sold          $2,162,960    $2,289,190       $4,452,150           $1,650,555    $2,367,742      $4,018,297
                            ----------    ----------       ----------           ----------    ----------      ----------
Gross Profit                $2,011,371    $1,837,749       $3,849,118           $1,485,327    $1,795,995      $3,281,322
                            ==========    ==========       ==========           ==========    ==========      ==========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors. For information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (Registration No. 333-36263) dated November 24, 1998 as filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain items in the Company's statement of operations for the periods indicated:

                                                                                  Three months ended
                                                                                       June 30,
                                                                                  ------------------
                                                                                   1999         1998
                                                                                  -----        -----
Net sales                                                                         100.0%       100.0%

Cost of goods sold                                                                 53.6         55.0
                                                                                  -----        -----
Gross profit                                                                       46.4         45.0
Operating expenses                                                                 27.3         25.6
                                                                                  -----        -----
Income from operations                                                             19.1         19.4
Other income                                                                        1.9          2.7
                                                                                  -----        -----
Income before income taxes                                                         21.0%        22.1%
                                                                                  =====        =====


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

NET SALES. Net sales increased approximately $1.0 million or 13.7% from $7.3 million in Fiscal 1999 to $8.3 million in Fiscal 2000. The net sales increase is made up of $1,038,000 in the wholesale division and a $38,000 decline in the retail division. The strong sales for the wholesale division are a result of the increased supply and the strong demand for the Ashton Brand. Within the retail division, mail order increased by 6.1% and the retail stores declined by 13.1%.

GROSS PROFIT. Gross profit increased approximately $568,000 or 17.3% from $3.3 million in Fiscal 1999 to $3.8 million in Fiscal 2000. Gross profit, as a percentage of net sales was 46.4% for Fiscal 2000 and 45.0% for Fiscal 1999. This increase of 1.4% was the result of the sales mix shifting in favor of the wholesale division, which has higher gross margins than the retail division.

OPERATING EXPENSES. Operating expenses increased approximately $398,000 or 21.2% from $1.9 million in Fiscal 1999 to $2.3 million in Fiscal 2000. As a percentage of net sales, operating expenses increased from 25.6% in Fiscal 1999 to 27.3% in Fiscal 2000. This increase is primarily a result of a new co-operative advertising program and promotional and volume discount programs for the wholesale division, increased salaries and completion of the national sales force.

OTHER INCOME. Other income decreased by approximately $41,000. This decrease is mainly a result of the decline in the market value of the Company's investment securities portfolio.

Liquidity And Capital Reserves

The Company has historically financed its business through a combination of cash generated from operations and bank debt. Net cash provided by operations for the three months ended June 30,1999 and 1998 of $1,513,000 and $699,000, respectively, consisted primarily of net income and increases in accounts payable and income taxes payable, offset by increases in accounts receivable and prepaid expenses.

The Company has a $4,000,000 line of credit with a Bank with borrowings thereunder accruing at the bank's prime rate less .25%. At June 30, 1999, the Company had no borrowings under the line of credit.

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


Year 2000

The Company's response to the so called "Y2K Problem," pertaining to the processing of data at the turn of the century, includes assessing and documenting the current status of the Company's Y2K compliance; and the cost of such compliance; establishing goals and schedules for Y2K compliance; and implementing detailed plans so that both information technology systems and non-information technology devices (including equipment-related embedded computer, infrastructure and communication systems) are reviewed and the necessary changes made prior to December 31, 1999. The Company's Y2K compliance efforts and being directed by an outside consultant who is working under Company supervision and control.

The Company has begun to inventory, replace and/or modify its existing software systems. Because the Company, similar to all other companies, is vulnerable to third-parties' non-compliance, the Company conducted a review of its software vendors' own Y2K compliance. All of the Company's major software vendors have reported to the Company that they are materially Y2K compliant. The Company's comprehensive analysis of its overall compliance, originally expected to be completed by July 31, 1999 is now expected to be completed by September 30, 1999.


Although the Company believes, based upon currently available information, that its Y2K compliance program will be adequate to eliminate any material adverse effect upon the Company, its future results of operations, liquidity and capital resources, there can be no assurances that the Year 2000 problem will not have a materially adverse impact on the Company. Specifically, the Company may encounter problems with customer ordering, invoicing and collection, as well as the product manufacture and shipment. The Company is in the process of developing contingency plans to address those potential problems should its compliance program prove to be inadequate. These plans may include increasing safety stock and manually executing computer system functions.

                            Part II Other Information

Item 2.  Changes in Securities and Use of Proceeds

         (d) The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (Registration No. 333-36263 for the Sale of Common Stock in the Company's initial public offering (the "Offering"). The Company registered 1,750,000 shares of Common Stock. The effective date of the registration Statement was November 24, 1998. The Offering commenced on November 25, 1998 and was terminated after the sale of all securities registered. The managing underwriters for the Offering were Prudential Securities Incorporated and Janney Montgomery Scott, Inc. The aggregate price to the public of the 1,750,000 shares of Common Stock registered was $19,250,000. The Company completed the Offering, selling all 1,750,000 shares of Common Stock registered for the aggregate-offering price of $19,250,000.

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


                  The Company used the net proceeds of the Offering ($17,031,500 after deducting total expenses set forth above) for the following purposes:

         Repayment of outstanding bank indebtedness                 $  3,352,000
         Payment of S Corporation Distribution                           240,000
         Increase inventory of premium cigars                            499,000
         Loan to shareholder                                             600,000
         Temporary investments(2)                                     12,340,500
                                                                    ------------
                           Total                                    $ 17,031,500
                                                                    ============

         The payment with respect to the S Corporation Distribution was made to Robert G. Levin, a shareholder owning more that 10% of the Common Stock of the Company and the Chairman of the Board, Chief Executive Officer and President and a director of the Company. Payment of $2,7000.000 of the outstanding bank in indebtedness was in satisfaction of a loan to the Company to fund a distribution to Mr. Levin of undistributed earnings of Ashton Distributors, Inc. prior to the reorganization of the Company undertaken on November, 19,1998 in contemplation of the initial public offering of the Company's Common Stock on November 24, 1998. All other payments were direct or indirect payments to persons other than directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

         27.1     Financial Data Schedule

         99.1 Financial Statements and accompanying Notes incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-36263) pursuant to Rule 12b-23 (a)
                  (3)

         99.2 Risk factors incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-36263) pursuant to Rule 12b-23 (a)(3)

b. The Company did not file any reports on File 8-K during the three months ended June 30, 1999.


(2) The difference from the balance sheet is the change in market value.

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



DATE: AUGUST 13, 1999