Form 10-Q
period 1999-09-30
HOLTS CIGAR HOLDINGS INC
filed 1999-11-12
CIK 1045549

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

                  For the three months ended September 30, 1999

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

                                 Yes |X|  No[ ]


         Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

                                  Class: Common
                   Outstanding at November 11, 1999: 5,985,228

                           HOLT'S CIGAR HOLDINGS, INC.
                                AND SUBSIDIARIES


                               INDEX TO FORM 10 -Q



                                                                                  Page
PART I - FINANCIAL INFORMATION                                                    ----

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheets as of September 30, 1999 (Unaudited)
         and March 31, 1999                                                         3

         Consolidated Statements of Operations for the
         Three Month Period ended September 30, 1999 and 1998                       4

         Consolidated Statements of Operations for the
         Six Month  Period ended September 30, 1999  and 1998                       5

         Consolidated Statements of Shareholders' Equity for the
         Six Month Period ended September 30, 1999                                  6

         Consolidated Statements of Cash Flows for the
         Six Month Period ended September 30, 1999 and 1998                         7

         Notes to Consolidated Financial Statements                                 8


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                        9


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports of Form 8-K                                     11


SIGNATURES                                                                         12


                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                   September 30, 1999      March 31, 1999
                                                                                   ------------------      --------------
Current assets:                                                                       (UNAUDITED)
     Cash                                                                             $ 4,115,352            $ 5,010,009
     Investment securities-held to maturity                                             8,210,719              8,136,060
     Accounts receivable (net of allowance for doubtful accounts of $75,000
          At September 30, 1999 and March 31, 1999)                                     2,510,704              1,268,553
     Inventory                                                                          6,019,872              4,924,864
     Deferred income taxes                                                                141,500                141,500
     Prepaid expenses and other current assets                                          1,214,169                840,324
     Income tax receivable                                                                102,179                     --
                                                                                     ------------           ------------
          Total current assets                                                        $22,314,495            $20,321,310

Investment securities - held to maturity                                                3,977,520              4,042,520
Property and equipment, net                                                             1,477,729              1,481,536
Loan to shareholder                                                                       700,000                     --
Deferred income taxes                                                                      17,600                 17,600
Other assets, net                                                                         778,346                756,736
                                                                                     ------------           ------------

Total assets                                                                          $29,265,690            $26,619,702
                                                                                     ============           ============

Current liabilities:
     Accounts payable                                                                 $   909,219            $   720,149
     Due to related party                                                               1,665,494                860,360
     Accrued expenses and other current liabilities                                       226,747                125,699
     Income taxes payable                                                                      --                 99,247
                                                                                     ------------           ------------
Total current liabilities                                                             $ 2,801,460            $ 1,805,455
                                                                                     ------------           ------------

Commitments
Stockholders' equity:
     Preferred stock, $.001 par value, 1,000,000 shares authorized,
          None issued                                                                          --                     --

     Common stock, $.001 par value, 25,000,000 shares authorized, 6,245,593           $     6,246            $     6,123
           Issued and outstanding
     Additional paid-in capital                                                        20,054,541             19,562,067
     Retained earnings                                                                  7,492,936              5,941,989
                                                                                     ------------           ------------
                                                                                      $27,553,723            $25,510,179

     Treasury stock, 222,265 and 126,967 shares at cost respectively                   (1,014,249)              (620,688)
     Stock purchase loans                                                                 (75,244)               (75,244)
                                                                                     ------------           ------------
     Total stockholders' equity                                                       $26,464,230            $24,814,247
                                                                                     ------------           ------------

Total liabilities and stockholders' equity                                           $ 29,265,690           $ 26,619,702
                                                                                     ============           ============


The accompanying notes are an integral part of these consolidated financial statements.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 1999 and 1998



                                                                              1999                1998
                                                                          -----------         -----------
                                                                          (UNAUDITED)         (UNAUDITED)

Net sales                                                                 $8,950,493          $8,259,621

Cost of goods sold                                                         5,126,167           4,597,753
                                                                          -----------         -----------

Gross profit                                                               3,824,326           3,661,868

Operating expenses                                                         2,421,328           2,109,009
                                                                          -----------         -----------

Income from operations                                                     1,402,998           1,552,859

Other income                                                                 234,075             210,852
                                                                          -----------         -----------

Income before income taxes                                                 1,637,073           1,763,711
Provision for income tax                                                     636,675             638,016
                                                                          -----------         -----------
Net income                                                                $1,000,398          $1,125,695
                                                                          ===========         ===========

Net income per share (basic and diluted)                                  $     0.17          $     0.18
                                                                          ===========         ===========

Weighted average number of shares(1)                                       6,054,816           6,219,049
                                                                          ===========         ===========



The accompanying notes are an integral part of these consolidated financial statements.

(1) The weighted average number of shares have been restated for the stock dividends effected in fiscal 1999 and 2000 for the three months ended September 30, 1999.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Six Months Ended September 30, 1999 and 1998


                                                                   1998                 1999
                                                               (UNAUDITED)          (UNAUDITED)
                                                               -----------          -----------

Net sales                                                      $17,251,761          $15,559,240

Cost of goods sold                                               9,578,317            8,616,050
                                                               -----------          -----------

Gross profit                                                     7,673,444            6,943,190

Operating expenses                                               4,690,873            3,980,927
                                                               -----------          -----------

Income from operations                                           2,982,571            2,962,263

Other income                                                       393,078              411,150
                                                               -----------          -----------

Income before income taxes                                       3,375,649            3,373,413
Provision for income tax                                         1,332,105            1,281,897
                                                               -----------          -----------

Net income                                                     $ 2,043,544          $ 2,091,516
                                                               ===========          ===========

Net income per share (basic and diluted)                       $      0.34          $      0.34
                                                               ===========          ===========

Weighted average number of shares(1)                             6,081,354            6,228,931
                                                               ===========          ===========



The accompanying notes are an integral part of these consolidated financial statements.


(1) The weighted average number of shares have been restated for the stock dividends effected in fiscal 1999 and 2000 for the six months ended September 30, 1998.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                                       Additional                                      Stock
                                           Common        Paid-In        Retained       Treasury       Purchase
                                           Stock         Capital        Earnings         Stock          Loans        Total
                                       ------------   ------------   ------------   ------------   ------------   ------------

Balance at March 31, 1999                    $6,123    $19,562,067     $5,941,989    $  (620,688)    $ (75,244)    $24,814,247

Net Income                                                              2,043,544                                    2,043,544

Stock Dividend                                  123        492,474       (492,597)                                          --

Purchase of Common Stock                         --             --             --       (393,561)            --       (393,561)
                                       ------------   ------------   ------------   ------------   ------------   ------------

Balance at September 30, 1999                $6,246    $20,054,541     $7,492,936    $(1,014,249)    $  (75,244)   $26,464,230
                                       ============   ============   ============   ============   ============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                                     September 30,         September 30,
                                                                                     -------------         -------------
                                                                                         1999                  1998
                                                                                         ----                  ----
Cash Flows from operating activities:                                                 (UNAUDITED)           (UNAUDITED)
     Net Income                                                                       $ 2,043,544           $ 2,091,516
     Adjustments to reconcile net income to net cash provided by operations:
          Depreciation and amortization                                                   147,127               154,625
          (Increase) decrease in:
              Investments                                                                  (9,659)             (111,570)
              Accounts receivable                                                      (1,242,151)             (223,500)
              Inventory                                                                (1,095,008)             (646,987)
              Prepaid expenses and other assets                                          (395,455)              (19,518)
              Income tax receivable                                                      (102,179)                   --

           Increase (decrease) in:
               Accounts payable and due to related party                                  994,204               710,101
               Accrued expenses and other current liabilities                             101,048              (170,732)
               Income taxes payable                                                       (99,247)            1,070,050
                                                                                      -----------           -----------

                    Net cash provided by operating activities                             342,224             2,853,985
                                                                                      -----------           -----------

Cash flows from investing activities:
     Purchase of company stock                                                           (393,561)             (178,784)
     Purchase of property, equipment and other assets                                    (143,320)             (162,915)

     Loan to Shareholder                                                                 (700,000)                   --
                                                                                      -----------           -----------

                      Net cash (used) in investing activities                          (1,236,881)             (341,699)
                                                                                      -----------           -----------

Net (Decrease) Increase in Cash                                                          (894,657)            2,512,286
Cash, beginning of period                                                               5,010,009             4,074,276
                                                                                      -----------           -----------

Cash, end of period                                                                   $ 4,115,352           $ 6,586,562
                                                                                      ===========           ===========

Supplemental disclosures:

     Income taxes paid                                                                $ 1,376,300           $   491,332
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

These financial statements have been prepared by management without audit but in accordance with generally accepted accounting principals applicable to interim financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the audited combined financial statements and notes thereto for the year ended March 31, 1999 contained in the Company's Annual Report on Form 10-K. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature. The results of operations for the six months ended September 30, 1999 and 1998 are not necessarily indicative of the operating results to be expected for a full year.

(2) Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of expenses during the reported period and related disclosures.

(3) Loan to Shareholder

In May 1999, the Company loaned Mr. Levin the sum of $700,000 secured by a pledge of the Company's common stock owned by Mr. Levin and equal in current market value to 150% of the outstanding principal balance. Secured common stock will be adjusted for changes in the market value periodically. This loan is for a term of five years, and is payable interest only, at an annual rate of 6.0% in semi-annual installments

(4) Segment Information

The Company has two reportable segments, wholesale and retail. Management evaluates the segments based on net sales and gross profit.


Three Months Ended September 30,
                                                1999                                           1998
                             -------------------------------------------    -------------------------------------------
                               WHOLESALE       RETAIL      CONSOLIDATED       WHOLESALE       RETAIL      CONSOLIDATED
                             -------------  -------------  -------------    -------------  -------------  -------------
Net Sales                      $4,978,964     $3,971,529     $8,950,493       $3,887,697     $4,371,924     $8,259,621

Cost of Goods Sold              2,893,082      2,233,085      5,126,167        2,185,999      2,411,754      4,597,753
                             -------------  -------------  -------------    -------------  -------------  -------------
Gross Profit                   $2,085,882     $1,738,444     $3,824,326       $1,701,698     $1,960,170     $3,661,868
                             =============  =============  =============    =============  =============  =============


Six Months Ended September 30,
                                                1999                                           1998
                             -------------------------------------------    -------------------------------------------
                               WHOLESALE       RETAIL      CONSOLIDATED       WHOLESALE       RETAIL      CONSOLIDATED
                             -------------  -------------  -------------    -------------  -------------  -------------
Net Sales                      $9,153,294     $8,098,467    $17,251,761       $7,023,581     $8,535,659    $15,559,240

Cost of Goods Sold              5,056,042      4,522,275      9,578,317        3,836,554      4,779,496      8,616,050
                             -------------  -------------  -------------    -------------  -------------  -------------
Gross Profit                   $4,097,252     $3,576,192     $7,673,444       $3,187,027     $3,756,163     $6,943,190
                             =============  =============  =============    =============  =============  =============

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors. For information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (Registration No. 333-36263) dated November 24, 1997 and information in the Company's Annual Report on Form 10-K for the year ended March 31, 1999 as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain items in the Company's statement of operations for the periods indicated:

                                     Three Months Ended             Six Months Ended
                                     ------------------             ----------------
                                        September 30                   September 30
                                        ------------                   ------------
                                      1999        1998               1999      1998
                                     ------      ------             ------    ------

Net sales                             100.0%      100.0%             100.0%    100.0%
Cost of goods sold                     57.3        55.7               55.5      55.4
                                     ------      ------             ------    ------
Gross profit                           42.7        44.3               44.5      44.6
Operating expenses                     27.0        25.5               27.2      25.6
                                     ------      ------             ------    ------
Income from operations                 15.7        18.8               17.3      19.0
Other income                            2.6         2.6                2.3       2.6
                                     ------      ------             ------    ------
Income before income taxes             18.3%       21.4%              19.6%     21.6%
                                     ======      ======             ======    ======


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

 NET SALES. Net sales increased approximately $700,000 or 8.4% from $8.3 million in Fiscal 1999 to $9.0 million in Fiscal 2000. The net sales increase is a result of a 13% or $1.1 million increase in net sales of premium cigars in the wholesale division offset by a 9.2% or $400,000 decrease in net sales of the retail divisions. The increase in premium cigars in the wholesale division is the result of the increasing strength of the Ashton brand, increased availability of premium cigars from the Company's suppliers, the increased market penetration by a dedicated sales force, the addition of the Antillian Cigar brands and the continued demand for premium cigars. The decrease in the retail divisions is the result of a decrease in retail traffic caused by increased local retail competition.

GROSS PROFIT. Gross profit increased approximately $162,000 or 4.4% from $3.7 million in Fiscal 1999 to $3.8 million in Fiscal 2000. Gross profit, as a percentage of net sales was 42.7% for Fiscal 2000 and 44.3% for Fiscal 1999. This decrease of 1.6% is primarily the result of the wholesale division adding the Sosa brand of premium cigars to the product line which carries a lower gross margin than the Ashton brand.

OPERATING EXPENSES. Operating expenses increased approximately $300,000 or 14.1% from $2.1 million in Fiscal 1999 to $2.4 million in Fiscal 2000. As a percentage of net sales, operating expenses increased from 25.5% in Fiscal 1999 to 27.1% in Fiscal 2000. This increase is primarily a result of increased advertising and selling expenses associated with the national sales force and additional warehouse and office staff to handle the additional wholesale business.

OTHER INCOME. Other income increased by approximately $23,000.

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1998

NET SALES. Net sales increased approximately $1.7 million or 10.9% from $15.5 million in Fiscal 1999 to $17.3 million in Fiscal 2000. Net sales increased primarily as a result of a $2.1 (30.3%) million increase in net sales of premium cigars in the wholesale division offset by a $437,000 (5.1%) reduction in the retail divisions. Mail order actually posted a 2.2% increase of $121,000 in sales and the retail stores sales decreased $557,000 or 18.2%. These increases in the wholesale line were the result of increased availability of premium cigars from the Company's suppliers, continued demand of premium cigars, the Company's distribution of the Antillian Cigar brands (Sosa) and the increased market penetration by our national sales force. Retail store sales decrease is attributable to a decline in the walk in traffic and lower average sales to customers at the Company's center city store caused by increased local retail competition.

GROSS PROFIT. Gross profit increased approximately $730,000 or 10.5% from $6.9 million in Fiscal 1999 to $7.7 million in Fiscal 2000. Gross profit, as a percentage of net sales is 44.5% for Fiscal 2000 and 44.6% for Fiscal 1999. This decrease is the result of the wholesale division adding the Antillian brand cigars (Sosa), which have a lower gross margin than the Ashton brand.

OPERATING EXPENSES. Operating expenses increased approximately $700,000 or 17.8% from $4.0 million in Fiscal 1999 to $4.7 million in Fiscal 2000. As a percentage of net sales, operating expenses increased from 25.6% in Fiscal 1999 to 27.2% in Fiscal 2000. This increase is primarily a result of increased selling and warehouse staff to handle the increase in the wholesale business and increased advertising and sales program expenses in the wholesale division as the national sales force continues to develop.

OTHER INCOME. Other income decreased by approximately $18,000.


LIQUIDITY AND CAPITAL RESERVES

The Company has historically financed its business through a combination of cash generated from operations and bank debt. Net cash provided (consumed) by operations for the six months ended September 30,1999 and 1998 of $(894,657) and $2,512,286, respectively, consisted primarily of net income and increases in accounts payable, offset by increases in accounts receivable, inventory, loan to shareholder and income taxes payable.

The Company has a $4,000,000 line of credit with a Bank with borrowings thereunder accruing at the bank's prime rate. At September 30, 1999, the Company had no borrowings under the line of credit.

The Company believes that cash generated by its operating activities, available investment portfolio available bank borrowings will be sufficient to fund its operations and expansion programs for the foreseeable future.

IMPACT OF INFLATION

The Company does not believe that inflation has had a material impact on its net sales or results of operations.

YEAR 2000

The Company's response to the so called "Y2K Problem," pertaining to the processing of data at the turn of the century, includes assessing and documenting the current status of the Company's Y2K compliance; and the cost of such compliance; establishing goals and schedules for Y2K compliance; and implementing detailed plans so that both information technology systems and non-information technology devices (including equipment-related embedded computer, infrastructure and communication systems) are reviewed and the necessary changes made prior to December 31, 1999. The Company's Y2K compliance efforts are being directed by an outside consultant who is working under Company supervision and control. The Company has inventoried, replaced and/or modified its existing software systems. Because the Company, similar to all other companies, is vulnerable to third parties' non-compliance, the Company conducted a review of its software vendors' own Y2K compliance. All of the Company's major software vendors have reported to the Company that they are materially Y2K compliant. The Company's comprehensive analysis of its overall compliance, originally expected to be completed by July 31, 1999 is now substantially completed. The Company believes that its Y2K compliance program will be adequate to eliminate any material adverse effect upon the Company, its future results of operations, liquidity and capital resources, however, there can be no assurances that the Year 2000 problem will not have a materially adverse impact on the Company. Specifically, the Company may encounter problems with customer ordering, invoicing and collection, as well as the product manufacture and shipment. The Company has developed contingency plans to address those potential problems should its compliance program prove to be inadequate. These plans include increasing safety stock, where possible and manually executing computer system functions.


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

b. The Company did not file any reports on File 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                 HOLT'S CIGAR HOLDINGS, INC.




                                 /S/ ROBERT G. LEVIN
                                 -------------------
                                 ROBERT G. LEVIN, PRESIDENT AND CHAIRMAN



                                 /S/ KEITH A. GOORSKY
                                 --------------------
                                 KEITH A. GOORSKY, CHIEF FINANCIAL OFFICER



DATE: NOVEMBER 11, 1999