Form 10-Q
period 1999-12-31
HOLTS CIGAR HOLDINGS INC
filed 2000-02-11
CIK 1045549

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

                  For the three months ended December 31, 1999

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

                                  Class: Common
                   Outstanding at February 11, 2000: 6,245,593

                           HOLT'S CIGAR HOLDINGS, INC.
                                AND SUBSIDIARIES


                              INDEX TO FORM 10-Q

                                                                                        Page
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheets as of December 31, 1999
         And March 31, 1999                                                                3

         Consolidated Statements of Operations for the
         Three Month Period ended December 31, 1999 and 1998                               4

         Consolidated Statements of Operations for the
         Nine Month Period ended December 31, 1999 and 1998                                5

         Consolidated Statements of Shareholders' Equity for the
         Nine Month Period ended December 31, 1999                                         6

         Consolidated Statements of Cash Flows for the
         Nine Month Period ended December 31, 1999 and 1998                                7

         Notes to Consolidated Financial Statements                                        8


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                9


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports of Form 8-K                                            11


SIGNATURES                                                                                12

                                   HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS
                                                                                December 31, 1999       March 31, 1999
Current assets:                                                                    (UNAUDITED)
     Cash                                                                           $ 3,640,251          $ 5,010,009
     Investment securities - held to maturity                                         8,259,655            8,136,060
     Accounts receivable (net of allowance for doubtful accounts of $75,000
          At December 31, 1999 and March 31, 1999)                                    2,427,918            1,268,553
     Inventory                                                                        6,731,027            4,924,864
     Deferred income taxes                                                              141,500              141,500
     Prepaid expenses and other current assets                                          784,849              840,324
     Income tax receivable                                                              407,863                    -
                                                                                    -----------          -----------
          Total current assets                                                      $22,393,063          $20,321,310
                                                                                    -----------          -----------

Investment securities - held to maturity                                              3,905,000            4,042,520
Property and equipment, net                                                           1,840,258            1,481,536
Loan to shareholder                                                                     700,000                    -
Deferred income taxes                                                                    17,600               17,600
Other assets, net                                                                       777,609              756,736
                                                                                    -----------          -----------

Total assets                                                                        $29,633,530          $26,619,702
                                                                                    ===========          ===========


Current liabilities:
     Accounts payable                                                               $   835,634          $   720,149
     Due to related party                                                             1,788,570              860,360
     Accrued expenses and other current liabilities                                     195,206              125,699
     Income taxes payable                                                                     -               99,247
                                                                                    -----------          -----------
Total current liabilities                                                           $ 2,819,410          $ 1,805,455
                                                                                    -----------          -----------

Commitments
Stockholders' equity:
     Preferred stock, $.001 par value, 1,000,000 shares authorized,
          none issued                                                               $         -          $         -
     Common stock, $.001 par value, 25,000,000 shares authorized, 6,245,593
          at December 31, 1999 and 6,123,145 at March 31, 1999,                           6,246                6,123
          respectively, issued and outstanding
     Additional paid-in capital                                                      20,054,541           19,562,067
     Retained earnings                                                                8,374,184            5,941,989
                                                                                    -----------          -----------
                                                                                    $28,434,971          $25,510,179

     Treasury stock, 351,665 and 126,967 shares at cost respectively                (1,545,607)            (620,688)
     Stock purchase loans                                                              (75,244)             (75,244)
                                                                                    -----------          -----------
     Total stockholders' equity                                                     $26,814,120          $24,814,247
                                                                                    -----------          -----------
Total liabilities and stockholders' equity                                          $29,633,530          $26,619,702
                                                                                    ===========          ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                               For the Three Months Ended December 31, 1999 and 1998
                                                                                       1999                1998
                                                                                    (UNAUDITED)         (UNAUDITED)
Net sales                                                                            $9,056,023          $9,315,079

Cost of goods sold                                                                    5,028,250           4,953,374
                                                                                      ---------           ---------

Gross profit                                                                          4,027,773           4,361,705

Operating expenses                                                                    2,838,413           2,574,108
                                                                                      ---------           ---------

Income from operations                                                                1,189,360           1,787,597

Other income                                                                            149,946             340,025
                                                                                        -------             -------

Income before income taxes                                                            1,339,306           2,127,622

Provision for income tax                                                                458,063             855,409
                                                                                        -------             -------

Net income                                                                             $881,243          $1,272,213
                                                                                       ========          ==========


Net income per share (basic and diluted)                                                  $0.15               $0.21
                                                                                          =====               =====

Weighted average number of shares                                                     5,978,746           6,173,501
                                                                                      =========           =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                               For the Nine Months Ended December 31, 1999 and 1998
                                                                                      1999                1998
                                                                                   (UNAUDITED)          (UNAUDITED)
Net sales                                                                        $  26,307,784       $  24,874,319

Cost of goods sold                                                                  14,606,565          13,569,424
                                                                                 --------------      --------------

Gross profit                                                                        11,701,219          11,304,895

Operating expenses                                                                   7,529,285           6,555,035
                                                                                 --------------      --------------

Income from operations                                                               4,171,934           4,749,860

Other income                                                                           543,023             751,175
                                                                                 --------------      --------------

Income before income taxes                                                           4,714,957           5,501,035

Provision for income tax
                                                                                     1,790,165           2,137,306
                                                                                 --------------      --------------

Net income                                                                      $    2,924,792      $    3,363,729
                                                                                ===============     ==============


Net income per share (basic and diluted)                                                $ 0.48              $ 0.54
                                                                                ===============     ==============

Weighted average number of shares                                                     6,046,027           6,210,409
                                                                                ===============     ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)


                                                    Additional                                          Stock
                                      Common         Paid-In         Retained        Treasury         Purchase
                                      Stock          Capital         Earnings          Stock            Loans            Total
                                      -----          -------         --------          -----            -----            -----
Balance at March 31, 1999         $      6,123    $ 19,562,067     $  5,941,989     $   (620,688)    $    (75,244)    $ 24,814,247

Net Income                                                            2,924,792                                          2,924,792

Stock Dividend                             123         492,474         (492,597)                                                --

Purchase of Common Stock                    --              --               --         (924,919)              --         (924,919)
                                  ------------    ------------     ------------     ------------     ------------     ------------

Balance at December 31, 1999      $      6,246    $ 20,054,541     $  8,374,184     $ (1,545,607)    $    (75,244)    $ 26,814,120
                                  ============    ============     ============     ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                                                           December 31,      December 31,
                                                                                               1999              1998
                                                                                           (UNAUDITED)        (UNAUDITED)
Cash Flows from operating activities:
     Net Income                                                                             $ 2,924,792         $ 3,363,729
     Adjustments to reconcile net income to net cash provided by operations:
          Depreciation and amortization                                                         233,193             208,477

          (Increase) decrease in:
              Investments                                                                        13,925            (362,375)

              Accounts receivable                                                            (1,159,365)           (709,480)

              Inventory                                                                      (1,806,163)         (1,388,679)

              Prepaid expenses and other assets                                                  34,602            (203,083)


           Increase (decrease) in:
               Accounts payable and due to related party                                      1,043,696             440,440

               Accrued expenses and other current liabilities                                    69,507             (67,169)

                Income taxes payable                                                           (507,110)            522,207
                                                                                            -----------         -----------
                    Net cash provided by operating activities                                   847,077           1,804,067
                                                                                            -----------         -----------
Cash flows from investing activities:
     Purchase of company stock                                                                 (924,919)           (481,978)

     Purchase of property, equipment and other assets                                          (591,916)           (204,711)

     Loan to Shareholder                                                                       (700,000)                 --
                                                                                            -----------         -----------

                      Net cash (used) in investing activities                                (2,216,835)           (686,689)
                                                                                            -----------         -----------


Net (Decrease) Increase in Cash                                                              (1,369,758)          1,117,378
Cash  -- beginning of period                                                                  5,010,009           4,074,276
                                                                                            -----------         -----------

Cash  -- end of period                                                                      $ 3,640,251        $ 5,191,654
                                                                                            ===========        ===========

Supplemental disclosures:

     Income taxes paid                                                                      $ 1,968,547        $ 2,045,268
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

These financial statements have been prepared by management without audit but in accordance with generally accepted accounting principals applicable to interim financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the audited combined financial statements and notes thereto for the year ended March 31, 1999 contained in the Company's Annual Report on Form 10-K. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature. The results of operations for the nine months ended December 31, 1999 and 1998 are not necessarily indicative of the operating results to be expected for a full year.

(2)      Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of expenses during the reported period and related disclosures.

(3)      Loan to Shareholder

In May 1999, the Company loaned Mr. Levin, President, the sum of $700,000 secured by a pledge of the Company's common stock owned by Mr. Levin and equal in current market value to 150% of the outstanding principal balance. Secured common stock will be adjusted for changes in the market value periodically. This loan is for a term of five years, and is payable interest only, at an annual rate of 6.0%, in semi-annual installments

(4)      Segment Information

The Company has two reportable segments, wholesale and retail. Management evaluates the segments based on net sales and gross profit.

Three Months Ended  December 31,

                                                  1999                                                1998
                             ----------------------------------------------       ----------------------------------------------
                             WHOLESALE           RETAIL        CONSOLIDATED       WHOLESALE          RETAIL         CONSOLIDATED
                             ---------           ------        ------------       ---------          ------         ------------
Net Sales                   $ 4,643,755       $ 4,412,268       $ 9,056,023      $ 4,478,643       $ 4,836,436      $ 9,315,079


Cost of Goods Sold            2,344,518         2,683,732         5,028,250        2,530,963         2,422,411        4,953,374
                            -----------       -----------       -----------      -----------       -----------      -----------

Gross Profit                $ 2,299,237      $ 1 ,728,536       $ 4,027,773      $ 1,947,680       $ 2,414,025      $ 4,361,705
                            ===========      ============       ===========      ===========       ===========      ===========


Nine Months Ended December 31,
                                                     1999                                                 1998
                                 ----------------------------------------------      ----------------------------------------------
                                 WHOLESALE          RETAIL         CONSOLIDATED      WHOLESALE           RETAIL        CONSOLIDATED
                                 ---------          ------         ------------      ---------           ------        ------------
Net Sales                      $ 13,797,049      $ 12,510,735      $ 26,307,784     $ 11,502,224      $ 13,372,095     $ 24,874,319


Cost of Goods Sold                7,400,559         7,206,006        14,606,565        6,367,517         7,201,907       13,569,424
                               ------------      ------------      ------------     ------------      ------------     ------------

Gross Profit                    $ 6,396,490       $ 5,304,729      $ 11,701,219      $ 5,134,707       $ 6,170,188     $ 11,304,895
                                ===========       ===========      ============      ===========       ===========     ============

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors. For information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information in the Company's Annual Report on Form 10-K for the year ended March 31, 1999 as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain items in the Company's statement of operations for the periods indicated:

                                 Three Months Ended     Nine Months Ended
                                     December 31           December 31
                                 ------------------     -----------------
                                  1999        1998      1999         1998
                                  ----        ----      ----         ----
Net sales                         100.0%      100.0%     100.0%      100.0%
Cost of goods sold                 55.5        53.2       55.5        54.6
                                  -----       -----      -----       -----
Gross profit                       44.5        46.8       44.5        45.4
Operating expenses                 31.3        27.6       28.6        26.4
                                  -----       -----      -----       -----
Income from operations             13.2        19.2       15.9        19.0
Other income                        1.6         3.6        2.0         3.0
                                  -----       -----      -----       -----
Income before income taxes         14.8%       22.8%      17.9%       22.0%
                                  =====       =====      =====       =====

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

 NET SALES. Net sales decreased approximately $259 thousand or 2.8% to $9.1 million in Fiscal 2000 from $9.3 million in Fiscal 1999. The net sales decrease is a result of a 3.7% or $165 thousand increase in net sales of premium cigars in the wholesale division offset by an 8.8% or $424 thousand decrease in net sales of the retail divisions. The increase in premium cigars in the wholesale division is the result of the increasing strength of the Ashton brand, increased availability of premium cigars from the Company's suppliers, and the introduction of the Ashton VSG brand of premium cigars. Also contributing is the increased market penetration by a dedicated sales force, the addition of the Antillian Cigar (Sosa) brands and the continued demand for premium cigars. The decrease in the retail divisions is the result of lower mail order sales and a decrease in retail traffic caused by increased local retail competition at the flagship store in downtown Philadelphia.

GROSS PROFIT. Gross profit decreased approximately $334 thousand or 7.7% from $4.3 million in Fiscal 1999 to $4.0 million in Fiscal 2000. Lower volume accounted for $121 thousand of the decrease in gross profit. Gross profit, as a percentage of net sales were 44.5% for Fiscal 2000 and 46.8% for Fiscal 1999. This decrease of 2.3 percentage points is primarily the result of inventory balancing sales at low margins, special discount offers in an attempt to boost sales in the retail divisions and the addition of the Antillian Sosa brand of premium cigars to the product line which carries a lower gross margin than the Ashton brand.

OPERATING EXPENSES. Operating expenses increased $315 thousand or 12.5% from $2.5 million in Fiscal 1999 to $2.8 million in Fiscal 2000. As a percentage of net sales, operating expenses increased from 27.1% in Fiscal 1999 to 31.3% in Fiscal 2000. This increase is primarily a result of increased selling expenses associated with an increase in the national sales force, additional warehouse and office staff to handle the additional wholesale business and additional administrative staff.

OTHER INCOME. Other income decreased by $190 thousand due to lower interest income from investments.

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998

NET SALES. Net sales increased approximately $1.4 million or 5.8% from $24.9 million in Fiscal 1999 to $26.3 million in Fiscal 2000. Net sales increased primarily as a result of a $2.3 million or 20% increase in net sales of premium cigars in the wholesale division offset by a $861 thousand or 6.4% reduction in the retail divisions. Mail order posted a 1.7% decline in sales and the retail stores sales declined 15.5% from the comparable period. The increases in the wholesale line were the result of increased availability of premium cigars from the Company's suppliers, the introduction of the Ashton VSG line of premium cigars, the Company's distribution of the Antillian Cigar brands (Sosa) and the increased market penetration by our national sales force. Retail store sales decrease is attributable to a decline in the walk in traffic and lower average sales to customers at the Company's center city store caused by increased local retail competition.

GROSS PROFIT. Gross profit increased approximately $400 thousand or 3.5% from $11.3 million in Fiscal 1999 to $11.7 million in Fiscal 2000. Gross profit, as a percentage of net sales is 44.5% for Fiscal 2000 and 45.4% for Fiscal 1999. This decrease is the result of the wholesale division adding the Antillian brand cigars (Sosa), which have a lower gross margin than the Ashton brand and the inventory balancing sales made in the third quarter.

OPERATING EXPENSES. Operating expenses increased approximately $974 thousand or 14.9% from $6.5 million in Fiscal 1999 to $7.5 million in Fiscal 2000. As a percentage of net sales, operating expenses increased from 26.4% in Fiscal 1999 to 28.6% in Fiscal 2000. This increase is primarily a result of increased selling and warehouse staff to handle the increase in the wholesale business and increased advertising and sales program expenses in the wholesale division as the national sales force continues to develop and strengthen the brand.

OTHER INCOME. Other income decreased by approximately $208 thousand from lower interest income from investments.


LIQUIDITY AND CAPITAL RESERVES

The Company has historically financed its business through a combination of cash generated from operations and bank debt. Net cash provided by operations for the nine months ended December 31,1999 of $847 thousand consisted primarily of net income and increases in accounts payable, offset by increases in accounts receivable, inventory and income taxes payable. Net cash provided by operations for the nine months ended December 31,1998 of $1,804 thousand consisted primarily of net income and increases in accounts payable and income taxes payable, offset by increases in accounts receivable and inventory.


The Company has a $4,000,000 line of credit with a Bank with borrowings thereunder accruing at the bank's prime rate. At December 31, 1999, the Company had no borrowings under the line of credit.

The Company believes that cash generated by its operating activities, available investment portfolio and available bank borrowings will be sufficient to fund its operations and expansion programs for the foreseeable future.

IMPACT OF INFLATION

The Company does not believe that inflation has had a material impact on its net sales or results of operations.

YEAR 2000

The Company completed its implementation of its plan for the so-called "Y2K Problem", during 1999. The Company experienced no Y2K problems. The total cost of implementing the Company's plan was less than $100,000.

Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

            27.1     Financial Data Schedule

            99.1 Financial Statements and accompanying Notes incorporated by reference from the Company's
                     Registration Statement on Form S-1 (Registration No. 333-36263) pursuant to Rule 12b-23(a)(3)

            99.2 Risk factors incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-36263) pursuant to Rule 12b-23(a)(3)

         b. The Company did not file any reports on File 8-K during the three months ended December 31, 1999.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                           HOLT'S CIGAR HOLDINGS, INC.




                           /S/ ROBERT G. LEVIN
                           ---------------------------------------------
                           ROBERT G. LEVIN, PRESIDENT AND CHAIRMAN



                           /S/ KEITH A. GOORSKY
                           ---------------------------------------------
                           KEITH A. GOORSKY, CHIEF FINANCIAL OFFICER



DATE: FEBRUARY 10, 2000