Form 10-K
period 2000-03-31
HOLTS CIGAR HOLDINGS INC
filed 2000-06-29
CIK 1045549

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE FISCAL YEAR ENDED MARCH 31, 2000, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE TRANSITION PERIOD FROM ______ TO .


                         COMMISSION FILE NUMBER 0-23403


                           HOLT'S CIGAR HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)


                         DELAWARE                                                  51-0350003
         (State or other jurisdiction of incorporation                         (I.R.S. Employer
                     or Organization)                                         Identification No.)


         12270 Townsend Road, Philadelphia, Pennsylvania                            19154
             Address of principal executive offices)                              (Zip Code)

        Registrant's telephone number including area code: (215) 676-8778


Securities Registered Pursuant to Section 12(g) of the Act:  None


              Title of Securities            Exchange on Which Registered
         Common Stock, $.01 par value         The NASDAQ National Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]. No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 15, 2000 was $9,497,895 approximately, based upon 1,899,571 such shares outstanding on such date and the closing sales price for the Common Stock on such date of $5.00 as reported by the NASDAQ National Market.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the Registrant's common stock (par value $0.001 per share) was 6,245,593 as of June 15, 2000 of which 397,865 shares are treasury shares.

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

1.       Notice and Proxy Statement for the 2000 Annual Meeting        Parts III
         of Stockholders to be held September 7, 2000.

                                      INDEX


                                                                                  PAGE

                                                      PART I

Item 1.         Business........................................................     1

Item 2.         Properties......................................................    11

Item 3.         Legal Proceedings...............................................    11

Item 4.         Submission of Matters to a Vote of Security Holders.............    12

                                                      PART II

Item 5.         Market for the Registrant's Common Equity and Related
                   Stockholder Matters..........................................    13

Item 6.         Selected Financial Data.........................................    13

Item 7.         Management's Discussion and Analysis of Financial Condition
                   and Results of Operations....................................    14

Item 8.         Financial Statements and Supplementary Data.....................    16

Item 9.         Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure.....................................    16

                                                     PART III

Item 10.        Directors and Executive Officers of the Registrant..............    17

Item 11.        Executive Compensation..........................................    17

Item 12.        Security Ownership of Certain Beneficial Owners and
                   Management...................................................    17

Item 13.        Certain Relationships and Related Transactions..................    17

                                                      PART IV

Item 14.        Exhibits, Financial Statements, Schedules and Reports on
                   Form 8-K.....................................................    17

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Holt's Cigar Holdings, Inc. (the "Company", which may be referred to as "we", "us" or "our") is a leading distributor and retailer of brand name premium cigars. Through our wholesale division, we are the exclusive wholesale distributor of Ashton premium cigars and Ashton cigar-related accessories, which brand we own, as well as Sosa brand of premium cigars, owned by Antillian Cigar Corporation. In addition, we are now the exclusive United States distributor of Peterson's Pipes, who manufactures a full line of premium, hand-crafted pipes imported from Ireland. We believe that Ashton premium cigars are nationally recognized as among the top brands due to their flavor, consistency and quality of construction. Cigar Aficionado magazine has rated the Ashton brand as "very good to excellent" in each category evaluated by the publication. Our retail operations consist of a mail order catalog, our Flagship retail store in Philadelphia, Pennsylvania and our Northeast Philadelphia retail store, as well as the Holt's retail cigar store and cigar club operated by others at the First Union National Center, a venue for numerous concerts and other events as well as the arena where the Philadelphia Flyers hockey team and the Philadelphia 76ers basketball team play their home games. We sell over 170 brands of premium cigars as well as cigar-related accessories and other tobacco products.

We have focused on the distribution and sale of premium cigars, which generally sell at retail prices above $1.00 as opposed to mass-market and little cigars, which generally sell at retail prices below $1.00.

Holt's Cigar Holding's, Inc. is a holding company owning 100% of the outstanding capital stock of each of Holt's Cigar Company, Inc., Ashton Distributors, Inc., Holt's Company, Ashton Pipe Company, Inc. and Holt's Mail Order, Inc.

MARKETING AND DISTRIBUTION

Wholesale Operations. We distribute premium cigars, cigar cases, travel humidors and other smoking accessories which are marketed under brand names and feature the brand name logos. Our wholesale activities are serviced by a direct sales force of 10 employees who represent our Ashton brand and the Sosa, Sosa Family, Imperio Cubano and Premium Dominicana brands for which we are the exclusive distributor. We increased the size of our direct sales force to: (i) increase sales by placing more of our products at our existing wholesale accounts, and helping them to more effectively advertise and sell our products; (ii) increase the number of our wholesale accounts by opening new accounts; and (iii) manage the distribution of our products to protect the overall integrity and image of these brands. We also entered into a five year agreement with Kapp and Peterson Limited to serve as the exclusive distributor in the United States for Peterson of Dublin Pipes. In June 1999, we entered into an exclusive distribution agreement with Antillian Cigar to become the exclusive United States distributor for Sosa, Sosa Family and Imperio Cubano brand premium cigars. The Sosa brand has 9 different sizes and shapes with retail prices generally between $3.50 and $6.75 per cigar. The Sosa Family brand also has 9 different sizes and shapes with retail prices generally between $3.00 and $7.00 per cigar. The Imperio Cubano brand has 15 different sizes and shapes with retail prices generally between $4.00 and $9.00 per cigar. In addition, from time to time our wholesale division will sell certain other brands which are occasionally available in limited supplies for limited times.

We intend to invest in further brand and product promotion in national publications, trade magazines and other publications. In addition to our United States sales, we have two distributors of Ashton premium cigars on a limited basis in Europe. Wholesale operation sales increased 24.1% from $14.1 million for the fiscal year ended March 31, 1999 ("Fiscal 1999") to $17.5 million for the fiscal year ended March 31, 2000 ("Fiscal 2000"), representing 46.2% and 53.1% of net sales, respectively.

Retail Operations. We sell a broad selection of premium cigar and related accessories through our mail order operation and our three Philadelphia retail stores. We are committed to high quality customer service and we provide a 100% Guarantee of Satisfaction for every product sold.

Mail Order Catalog. Our mail order catalog markets a large selection of premium cigars and accessories. We distributed approximately 100,000 copies of our most recent Spring/Summer catalog. Each of our four-color glossy catalogs contains photographs of the our products and features premium cigars and other special offerings. We mail our catalogs to a list of cigar smokers, cigar purchasers and others evidencing interest in cigar products we own. In addition, we produce other mailings that are sent to prospective customers several times a year. Our call center operates from 8:00 a.m. to 8:00 p.m. Monday to Friday, Eastern Time, and from 9:00 a.m. to 3:00 p.m., Eastern Time, on Saturdays.

Retail Stores. Our Flagship retail store is located in Center City Philadelphia, Pennsylvania. This Flagship store contains a large, walk-in, open-display humidor, smoking lounge, cigar lockers and accessory retail space and we believe that it has become a destination store for cigar buyers in the Philadelphia region. We also operate a retail store in Northeast Philadelphia at our corporate office and distribution facility. In addition, we have a Holt's Cigar Store and the Holt's Cigar Club at the First Union National Center in Philadelphia, Pennsylvania (the "Arena"). We licensed the Holt's name for use in connection with the Holt's retail cigar store and the Holt's Smoking Club at the Arena, both of which are managed by Aramark Leisure Services, Inc., the exclusive concessionaire at the Arena. The Arena is the home to the Philadelphia 76ers basketball team and the Philadelphia Flyers hockey team and hosts concerts and other events. Pursuant to the agreement, we: (i) have made a payment of $450,000 (of which $100,000 is being held in escrow pending satisfactory completion of changes to the air handling equipment in the Smoking Club); (ii) are the exclusive supplier of cigars and related accessories at the Arena; and
(iii) are entitled to share in the net income of the Holt's retail cigar store and the membership fees and humidor rental fees at the Holt's Smoking Club. In addition, this agreement provides us with up to $40,000 in advertising on the Comcast SportsNetwork per year for the balance of the six year term.

Distribution. We maintain our own distribution center, a 21,360 square foot facility located in Northeast Philadelphia, Pennsylvania. This facility also contains our corporate offices, wholesale and mail order operations, and a retail cigar and accessory store. The humidified and climate controlled cigar storage warehouse at this facility is approximately 5,000 square feet. The specific products in stock vary from time to time depending upon our ability to secure supplies of premium cigars, and if in stock, such products are available for shipment to wholesale and retail customers within one day of receipt of an order. We have, on occasion, used rented climate controlled trailers in addition to our cigar storage warehouse, to contain additional cigars purchased in bulk at discounted prices.

E-Commerce. We used outside consultants working with IBM to develop our interactive E-Commerce site located at www.holts.com. Our site, launched in February 2000 provides us with the ability to market and sell our products through the internet as a new distribution channel. While orders made on our site are currently entered into our enterprise software system by hand, we expect to fully integrate our site with our order processing system during the second quarter of fiscal 2001.

PRODUCTS

We sell a broad selection of premium cigars and related accessories. A small percentage of our sales are derived from the sale of mass market cigars. Premium cigars accounted for approximately 95.0% and 98.0% of our net sales in Fiscal 1999 and Fiscal 2000, respectively.

Premium Cigars. Premium cigars are generally imported, hand-made or hand-rolled cigars made with long filler and 100% natural tobacco leaf which generally sell at retail prices above $1.00 per cigar. We use only tobaccos of the finest grades for our Ashton brand cigars. These tobaccos are combined according to brand specified formulas to create the 'filler' of each cigar and 'binder' tobacco is wrapped around filler to create the 'bunch,' which is placed in a mold. Then, specially selected 'wrapper' tobacco is hand-wrapped around the bunch. After the manufacturing process is complete, an Ashton cigar will normally be aged from three months to one year in specially constructed and climate controlled aging rooms. The premium cigars manufactured by Fuente Cigar for us undergo numerous quality control procedures at each stage of the manufacturing, aging and packaging process.

We market over 170 brands of premium cigars, ranging in price from approximately $1.00 to $28.00 per cigar. Of these, we own the Ashton and Holt's brands. The growth in the sales of our wholesale division has been primarily due to an increase in the popularity of the Ashton brand and the introduction of the Ashton VSG (Virgin Sun Grown) line of full bodied premium cigars. In addition, sales increased because we became the exclusive distributor in the United
States for the SOSA Brand. The Ashton brand, which was introduced in 1986, is comprised of 30 different sizes and shapes with retail prices generally between $4.50 and $17.00 per cigar. We believe that our Ashton brand premium cigars are nationally recognized as among the top brands due to their flavor, consistency and quality of construction. Ashton brand cigars are targeted at the upper end of the premium cigar market.

Holt's brand premium cigars are sold by us exclusively through our catalog and Philadelphia retail stores. The Holt's brand comprises 18 different sizes and shapes with retail prices generally between $2.75 and $4.50 per cigar. We target the Holt's brand premium cigars at the middle of the premium cigar market.

Accessories. We offer a broad range of cigar accessories such as humidors, cigar cutters, cigar cases, lighters and ashtrays. These include accessories by brand name manufacturers, as well as accessories incorporating the Ashton trademark. Accessories represent a small component of our overall business, but we believe that their inclusion in the our overall product mix enhances the appeal of the Company's mail order catalog and retail stores.

Other Tobacco Products. We also offer a limited selection of other tobacco products, including mass market cigars, smokeless tobacco, pipes and pipe tobacco for sale through our mail order catalog and retail stores, as well as a limited number of imported cigarettes which are sold only through our retail stores. Pipes, pipe tobacco and pipe accessories are also sold through our wholesale operations.

SUPPLIERS

We have long-term relationships with over 50 suppliers including major manufacturers such as Fuente Cigar, General Cigar Company, Consolidated Cigar Holdings Corporation, Lane Limited and Villazon & Co., Inc. Fuente Cigar supplied approximately 61% and 58% of all premium cigars purchased, on a dollar basis, by us during Fiscal 1999 and Fiscal 2000, respectively. General Cigar Company acquired Villazon & Co., Inc. in January 1997, and, on a combined basis, supplied approximately 14% and 7% of all premium cigars purchased, on a dollar basis, by the Company in Fiscal 1999 and Fiscal 2000, respectively. No other supplier accounted for more than 10% of our premium cigar purchases during these periods. Other than our agreements with Fuente Cigar, we have no agreements relating to the supply of premium cigars.

Private Label Manufacturing Agreement with Fuente Cigar ("PLMA"). In April 1997, we entered into the PLMA with Fuente Cigar. Pursuant to the PLMA, Fuente Cigar agreed to sell us a minimum of 5 million premium cigars per year for an initial term of ten years and we agreed to use our best reasonable efforts to purchase at least 5 million cigars during each year of the term of the PLMA. In addition, Fuente Cigar agreed to use its best reasonable efforts to sell to us additional cigars in excess of the 5 million per year. The premium cigars supplied by Fuente include our Ashton and Holt's brand premium cigars, as well as any other premium cigars manufactured by Fuente Cigar under its trademarks. The particular mix of brands, sizes and shapes will be made by Fuente Cigar. The purchase price for these cigars is set by Fuente Cigar as the market price at the time of sale. The PLMA specifies that while we own the trademark to the name Ashton, Fuente Cigar owns the formula used to blend the tobacco contained in Ashton cigars. The PLMA allows for failures of Fuente Cigar to sell us 5 million cigars a year for various reasons, including, a shortage of labor or the inability to secure tobacco and supplies at reasonable prices. The PLMA provides that it is to be interpreted and enforced under Florida law. However, the agreement specifically prohibits us from suing to force Fuente Cigar to force them to comply with the terms of the PLMA or for damages to us if they do not perform. In the event that a competitor of Fuente Cigar were to acquire control of the Company, Fuente Cigar may, after the expiration of an eight month period commencing on the date of such change in control, give notice of the termination of the PLMA effective one year from the date of such notice. If Fuente Cigar does not give such notice, the PLMA will be automatically renewed for successive one year terms if neither party gives notice of termination.

Exclusive Distributorship Agreement. In September 1997, we entered into an exclusive distributorship agreement with Fuente Cigar where they agreed to work with us to develop up to three new premium cigar brands to be manufactured by Fuente Cigar, and to be exclusively distributed by us on a worldwide basis. Cigars manufactured for us under this agreement will be applied to the annual minimum requirement under the PLMA. The initial term of this agreement expires on August 31, 2007. The Company is obligated to use its best reasonable efforts to promote these new brands.

SALES AND ADVERTISING

As of March 31, 2000, we employed 10 direct sales personnel supported by 6 inside sales associates in connection with our wholesale operations, 7 telephone sales associates in our mail order catalog call center and 17 sales people in our retail operations, 8 of whom are part-time employees.

Catalogs are our primary means of marketing to retail customers. We target potential customers by developing our own mailing list and keeping it current by removing names who have not made a purchase in two years. To support our retail sales, we utilize local print advertising, radio advertising during local sporting events, we attend or sponsor numerous cigar related events and we advertise through the Holt's website at www.holts.com. We also advertise through full-page advertisements in Cigar Aficionado and Wine Spectator magazines and through participation or sponsorship of cigar related marketing events such as the 'Big Smokes' sponsored by Cigar Aficionado. Additionally, we rely to a certain extent upon the reputation of the Ashton brand, Robert G. Levin, the Company's Chairman of the Board, Chief Executive Officer and President, and Fuente Cigar.

The Holt's website is now operated and managed by in-house personnel, and includes weekly promotions, complete product price lists and other relevant information for cigar consumers and purchasers.

INFORMATION SYSTEMS

We substantially upgraded our information systems over the past year to integrate all of our financial, accounting and operational functions. We selected Great Plains Software as the platform to integrate these functions and PricewaterhouseCoopers, LLP is currently finalizing the installation of the operating software and enhancements. The financial and accounting systems became active February 1, 2000 and the sales order processing and inventory control became active June 1, 2000. The full integration with the E-Commerce site will become active early in our second quarter. These upgrades will significantly improve our ability to monitor inventory and sales on a real-time basis. We continually evaluate the need for new hardware and software, and may upgrade or replace existing systems as merited.

INTELLECTUAL PROPERTY

We own the Ashton and Holt's trademarks and have registered them with the U.S. Patent and Trademark Office. As we believe our existing trademarks, particularly the Ashton trademark, are critical to our continued success, we intend to vigorously defend these trademarks against any potential infringement.

COMPETITION

The market for our products is highly competitive and subject to rapid consumer change and frequent new product introductions and extensions. Recently, it has also been characterized by consolidation resulting in even a smaller number of larger, international cigar companies. Our wholesale distribution business faces competition from these larger, well-established premium cigar companies, including Fuente Cigar and its affiliates, which manufacture and distribute numerous high-quality premium cigar brands that are competitive with the Company's products, as well as from a number of new entrants to the marketplace. Although many of the newer brands introduced over the past several years have been discontinued, competition remains strong as there is significant competition to differentiate premium cigars in the marketplace and to establish brand loyalty in a fewer number of cigar smokers. Our retail sales compete with a large number of other mail order companies, some of which are larger and better financed than we are. We also face significant competition from a large number of existing retail stores and smoking establishments selling the same branded products we sell. Although some of the many new retail stores established over the last several years have closed, we find our retail stores facing stiff competition for a limited number of cigar buyers, many of whom now purchase their cigars through mail order or by e-commerce. Existing or future competitors may develop or offer the same or similar premium cigars which may result in decreases in our sales of premium cigars. Some of these competitors have longer operating histories and significantly greater financial, managerial, creative, sales and marketing and other resources than we do. Our ability to retain existing customers and attract new customers depends on the quality of our premium cigars, the availability of product, our reputation in the industry, and our ability to maintain customer satisfaction. Our Ashton brand competes on the basis of quality and consistency of its premium cigars and service to its wholesale customers. Our retail operations compete on the basis of breadth of product, customer service and price.

THE TOBACCO INDUSTRY

Regulation. Cigar manufacturers, like other producers of tobacco products, are subject to regulation at the federal, state and local levels. Federal law requires states, in order to receive full funding for federal substance abuse block grants, to establish a minimum age of 18 years for the purchase of tobacco products, together with an appropriate enforcement program. The recent trend is toward increasing regulation of the tobacco industry, and the recent increase in popularity of cigars could lead to an increase in regulation of cigars. A variety of bills relating to tobacco issues have been introduced in the U.S. Congress, including bills that would: (i) curtail the advertising and promotion of all tobacco products and restrict or eliminate the deductibility of such advertising expenses; (ii) increase labeling requirements on tobacco products to include, among other things, addiction warnings and lists of additives and toxins; (iii) modify federal preemption of state laws to allow state courts to hold tobacco manufacturers liable under common law or state statutes; (iv) shift regulatory control of tobacco products at the federal level from the FTC to the FDA and require the tobacco industry to fund the FDA's oversight; (v) increase tobacco excise taxes; (vi) restrict the access to tobacco products by, among other things, banning the distribution of tobacco products through the mail, except for sales subject to proof of age; (vii) require licensing of retail tobacco product sellers; (viii) regulate tobacco product development; and (ix) require tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases. Although hearings have been held on certain of these proposals, to date none of such proposals have been passed by Congress.

In August 1996, the FDA determined that nicotine is a drug. Accordingly, the FDA determined that it had jurisdiction over cigarettes and smokeless tobacco products, pursuant to the FDA determination that cigarette and smokeless tobacco products are drug delivery services used for the delivery of nicotine. The Fourth Circuit Court of Appeals ruled last year that the FDA lacked the authority to regulate tobacco and tobacco products and the U.S. Supreme Court on March 21, 2000 ruled that the FDA lacks the power to regulate tobacco products. In addition, a majority of states restrict or prohibit smoking in certain public places and restrict the sale of tobacco products (including cigars) to minors. Local legislative and regulatory bodies have increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by requiring designated 'smoking' areas. Individual establishments, such as bars and restaurants, have further prohibited pipe and cigar smoking even though other tobacco products are permitted. Numerous proposals also have been considered and enacted at the state and local level restricting smoking in certain public areas.

In addition, effective January 1, 1998, smoking, including cigar smoking, has been banned by the State of California in all bars, taverns and clubs where food and alcohol is served. Other legislation recently introduced in Massachusetts would, if enacted, require warning labels on cigar boxes. The states of Minnesota and Texas have recently enacted legislation which require cigar manufacturers to report the levels of various substances in their cigars on an annual basis. Consideration at both the federal and state level also has been given to consequences of second-hand smoke. The U.S. Environmental Protection Agency (the "EPA") published a report in January 1993 with respect to the respiratory health effects of second-hand smoke, which concluded that widespread exposure to environmental tobacco smoke presents a serious and substantial public health concern. Issuance of the report, which is based primarily on studies of passive cigarette smokers, may lead to further legislation designed to protect non-smokers. Also, a study recently published in the journal Science reported that a chemical found in cigarette smoke has been found to cause genetic damage in lung cells that is identical to damage observed in many malignant tumors of the lung and, thereby, directly links lung cancer to smoking. In February 1998, the National Institute of Health published Monograph 9 in its Smoking and Tobacco Control Series entitled "Cigars, Health Effects and Trends." This Monograph examines many aspects of the cigar industry including trends in consumption, chemistry, toxicology, disease consequences, pharmacology, effects on indoor air quality, marketing and promotion of cigars and governmental policies, legislation and taxation relating to cigars. This Monograph may focus anti-smoking effects on the cigar industry and may be used as a basis or rationale for additional legislation and regulation.

Federal law has required health warnings on cigarettes since 1965 and on smokeless tobacco since 1986. Although no federal law currently requires that cigars carry such warnings, California has enacted laws requiring that clear and reasonable' warnings be given to consumers who are exposed to chemicals determined by the state to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. Similar legislation has been introduced in other states.

In late 1999, Congress instructed the FTC to develop health warning labels for cigar packaging and advertising. The objective is the adoption of uniform national health warnings in lieu of diverse and often conflicting warnings in the states discussed above. On June 26, 2000, seven of the largest U.S. cigar companies announced that they had entered into proposed consent orders with the FTC. Upon approval by the FTC, the consent orders will require these cigar companies to include five rotating Surgeon General warnings about the health risks associated with cigar use in all advertising and packaging nationwide. The five warnings which would be rotated on cigar packaging and advertising, as specified by the FTC, are as follows: (1) "SURGEON GENERAL WARNING: Cigar smoking can cause cancers of the mouth and throat, even if you do not inhale";
(2) "SURGEON GENERAL WARNING: Cigar smoke can cause lung cancer and heart disease"; (3) "SURGEON GENERAL WARNING: Cigars are not a safe alternative to cigarettes"; (4) "SURGEON GENERAL WARNING: Tobacco use increases the risk of infertility, stillbirth and low birth weight"; and (5) "SURGEON GENERAL WARNING:
Tobacco smoke increases the risk of lung cancer and heart disease, even in nonsmokers". We have not decided how we will proceed in light of these recent events. In addition, the "Cigars Are No Safe Alternative Act," reintroduced in Congress in 1999, contains a provision which would require the FDA to develop a warning label for cigars.

We believe that our customers are adults who are aware of the risks involved with smoking any tobacco product, including cigars. Moreover, all of our product packages have contained warnings relevant to the hazards associated with cigar smoking. Nevertheless, it is impossible to predict the effect upon the sales of our cigars, if any, resulting from the adoption of the warning label scheme in the FTC consent orders.

Litigation. Litigation against the cigarette industry historically has been brought by individual cigarette smokers. In 1992, the United States Supreme Court in Cipollone v. Liggett Group, Inc. ruled that federal legislation relating to cigarette labeling requirements preempts state law claims based on failure to warn consumers about the health hazards of cigarette smoking, but does not preempt claims based on express warranty, misrepresentation, fraud or conspiracy. To date, individual cigarette smokers' claims against the cigarette industry generally have been unsuccessful. Two juries in Florida, however, recently determined that a cigarette manufacturer was negligent in the production and sale of its cigarettes and sold a product that was unreasonably dangerous and defective. In one suit the jury awarded the plaintiffs a total of $750,000 in damages and in the second suit, the jury awarded $500,000 in compensatory damages and $700,000 in punitive damages. In addition, a class action litigation on behalf of cigarette smokers in Florida resulted in a jury verdict against the cigarette manufactures on liability issues and authorized punitive damage awards. The second and third phases of the trial, determining actual damages to individual plaintiffs, are proceeding. In addition, two cases have been brought by non-smokers alleging harm due to "second-hand" smoke. One of these cases was brought as a class action by airline flight attendants, which resulted in a settlement which was approved by a Florida appellate court. Two of our subsidiaries are currently defendants in litigation brought in California under Proposition 65 (see Item 3, "Legal Proceedings"). In this matter, People of the State of California v. General Cigar Co., Inc., et al, numerous cigar manufacturers, distributors and mail order companies have been sued by municipalities and a private citizen alleging that cigar companies have failed to comply with the requirements of Proposition 65 in that they failed to adequately warn individuals potentially confronted with "second-hand" smoke of the alleged health dangers which may be associated with exposure. We are working with a group of cigar defendants to aggressively defend this litigation and believe that earlier court settlements requiring certain advertising and disclosures (which we comply with) effectively preclude the maintenance of these claims against us.

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

Prior to November 1998, the major United States cigarette companies had reached settlements of litigation brought by four states to recover the costs associated with health care related to cigarette smoking which require payments totaling $40 billion over the next 25 years. In November 1998 the major United States cigarette manufacturers effectively settled all litigation instituted or threatened by the remaining 46 states in a package settlement worth $206 billion over the next 25 years (the "Multi-State Settlement"). The terms of the Multi-State Settlement also prohibit (1) the sale of apparel and merchandise with brand-name logos, (2) the use of cartoon characters in cigarette advertisements or promotions, (3) cigarette brand-name advertising at stadiums and arenas, and (4) payment for placement of cigarette products in television shows, theatrical performances, video games and movies. However, unlike the global federal settlement discussed in 1997 and 1998, the Multi-State Settlement does not grant the federal government authority to regulate tobacco products as drug delivery devices.

Excise Taxes. Cigars long have been subject to federal, state and local excise taxes, and such taxes frequently have been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives. The federal excise tax rate on large cigars (weighing more than three pounds per thousand cigars) is 18.06% of the manufacturer's selling price, up to a maximum of $42.50 per thousand cigars.

Based on scheduled increases to the federal excise tax on cigarettes, which result in proportionate tax increases to the federal excise tax on all other tobacco products, the tax on large cigars is scheduled to be raised to 20.71% of the manufacturer's selling price, up to a maximum of $48.75 per thousand large cigars on January 1, 2002.

The Clinton administration recently proposed additional increases in the federal excise tax on cigarettes which, if enacted as proposed, would proportionately increase the tax on large cigars by approximately an additional 64.1% over the already scheduled increases. In addition, the administration has proposed accelerating the effective date of the scheduled January 1, 2002 increase to become effective October 1, 2000. We believe that the enactment of significantly increased excise taxes could seriously harm our business. We are unable to predict the likelihood of the passage or the enactment of future increases in tobacco excise taxes as they relate to cigars.

Tobacco products also are subject to certain state and local taxes. As evidenced by the passage of the Proposition 10 referendum in California, an act used to fund early childhood development programs, children's health and development concerns at the state level exert pressure to increase tobacco taxes. Proposition 10, which became effective on January 1, 1999, raised the tax on cigars in California from 26.17% of the manufacturer's selling price to 61.53%. This has a serious impact on the sale of all cigars, including our cigars, into the California market.

The number of states that impose excise taxes on cigars is currently 44. Of the states without tobacco taxes, a proposal to add such taxes is pending in West Virginia. State cigar excise taxes are not subject to maximums similar to the federal excise tax. From time to time, the imposition of state and local taxes has had some impact on sales regionally. The enactment of new state excise taxes and the increase in existing state excise taxes are likely to harm our regional sales as cigar consumption generally declines.


EMPLOYEES

As of March 31, 2000, we had a total of 62 full time and 8 part time employees, all of whom are based in the United States. Of this total, 38 full time and 8 part time employees were engaged in sales and marketing, 13 full time employees were employed in administration and finance, and 11 full time employees were employed in shipping and receiving. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with employees to be good.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR DISCLOSURE AND ANALYSIS IN THIS REPORT AND IN OUR 2000 ANNUAL REPORT TO SHAREHOLDERS CONTAIN SOME FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS GIVE OUR CURRENT EXPECTATIONS AND FORECASTS OF FUTURE EVENTS. YOU CAN IDENTIFY THESE STATEMENTS BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS.

WHEN WE USE THE WORDS "MAY," "WILL," "EXPECT," "ANTICIPATE," "CONTINUE," "ESTIMATE," "PROJECT," "INTEND", "PLAN" AND SIMILAR EXPRESSIONS, WE INTEND TO IDENTIFY FORWARD-LOOKING STATEMENTS WHICH SPEAK ABOUT SEVERAL THINGS, INCLUDING:
(I) TRENDS AFFECTING OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS; (II) OUR BUSINESS AND GROWTH STRATEGIES; (III) OUR RELATIONSHIP WITH FUENTE CIGAR AND OTHER MANUFACTURERS; (IV) THE USE OF THE NET PROCEEDS OF OUR INITIAL PUBLIC OFFERING OF COMMON STOCK IN NOVEMBER 1997; (V) TRENDS IN THE PREMIUM CIGAR INDUSTRY; (VI) GOVERNMENT REGULATIONS; (VII) OUR FINANCING PLANS; AND (VIII) THE DECLARATION AND PAYMENT OF DIVIDENDS. READERS OF THIS REPORT ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH

DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DESCRIBED IN THIS REPORT. FROM TIME TO TIME, WE MAY ALSO PROVIDE ORAL OR WRITTEN FORWARD-LOOKING STATEMENTS IN OTHER MATERIALS WE RELEASE TO THE PUBLIC AND IN SPEECHES AND TALKS GIVEN BY OUR EXECUTIVE EMPLOYEES.

WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. YOU ARE ADVISED, HOWEVER, TO CONSULT ANY FURTHER DISCLOSURES WE MAKE IN OUR 10-Q AND 8-K REPORTS TO THE SEC. ALSO NOTE THAT WE PROVIDE THE FOLLOWING CAUTIONARY DISCUSSION OF RISKS, UNCERTAINTIES AND POSSIBLY INACCURATE ASSUMPTIONS RELEVANT TO OUR BUSINESS. THESE ARE FACTORS THAT WE THINK COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTED AND HISTORICAL RESULTS. OTHER FACTORS THEN THOSE LISTED HERE COULD ALSO ADVERSELY AFFECT THE COMPANY. THIS DISCUSSION IS PROVIDED AS PERMITTED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

- DEPENDENCE ON FUENTE CIGAR LTD. In Fiscal 1998, Fiscal 1999 and Fiscal 2000, we purchased, on a dollar basis, approximately 55%, 61% and 58%, respectively, of our premium cigars from Fuente Cigar. Purchases from Fuente Cigar include all of our Ashton brand cigars, a significant percentage of our proprietary Holt's brand cigars, as well as proprietary Fuente Cigar brands, including Premium Dominicana, which we distribute exclusively. We have entered into a Private Label Manufacturing Agreement with Fuente Cigar (the `PLMA') pursuant to which Fuente Cigar has agreed to sell to us at least 5.0 million premium cigars per year (the `Minimum Amount') and to use its best reasonable efforts to sell additional cigars ordered by us. However, we are uncertain that such minimum supply of cigars will be provided to us. The PLMA permits noncompliance with the Minimum Amount for various reasons including, but not limited to, a shortage of labor or the inability to secure materials or supplies at reasonable prices. Under the PLMA, Fuente Cigar selects the brands and sizes of the various premium cigars that may be delivered to us to satisfy the Minimum Amount, including Ashton, Holt's, Premium Dominicana or cigars sold under any Fuente Cigar owned brand names. We cannot be certain that the various sizes and brands sold by Fuente Cigar to us will coincide with the preferences of our customers.

     We have also entered into an exclusive distributorship agreement with Fuente Cigar pursuant to which we will be the exclusive wholesale distributor of new premium cigar brands to be developed with and manufactured by Fuente Cigar. However, we cannot be certain that we will successfully develop any such new brands with Fuente Cigar. Both of these agreements specifically prohibit any actions for specific performance and damages in the event of a breach by Fuente Cigar. It is unlikely we could replace Fuente Cigar with a substitute supplier in a timely fashion, and any failure of Fuente Cigar to supply premium cigars to us in appropriate numbers and in a timely manner or to develop new premium cigar brands to be distributed by us would harm our business, results of operations and financial condition.

- DEPENDENCE ON ASHTON BRAND. In Fiscal 1998, 1999 and 2000, wholesale sales of Ashton brand premium cigars and accessories represented, on a dollar basis, approximately, 46%, 46% and 53%, respectively, of net sales. We estimate that an additional 5%, 4%, and 4% of net sales for Fiscal
     1998, 1999 and 2000, respectively, consisted of sales of Ashton brand premium cigars and accessories through our retail operations. The success of our business is therefore dependent, in significant part, on the sale of Ashton brand premium cigars and accessories. A decline in the demand for Ashton brand premium cigars and accessories for any reason would have a material adverse effect on our business, results of operations and financial condition.

- POTENTIAL CONFLICTS OF INTEREST. Fuente Cigar is controlled by Carlos A. Fuente, Sr. and his son, Carlos P. Fuente, Jr., both of whom are our director. The Fuente Investment Partnership, a partnership whose interests are beneficially owned by Carlos A. Fuente, Sr., Carlos P. Fuente, Jr. and Cynthia Fuente Suarez, own approximately 24.4% of the shares of our outstanding Common Stock. These relationships may present potential conflicts of interest to Messrs. Fuente in their capacity as members of our Board of Directors. We have established a policy that we will not enter into or amend any agreement with any entity which is related to Fuente Cigar, Carlos A. Fuente, Sr., Carlos P. Fuente, Jr. or Cynthia Fuente Suarez on terms that are less favorable than those which could be otherwise obtained from unaffiliated third parties. A majority of the disinterested members of our Board of Directors will be required to approve any amended or new agreements with Fuente Cigar and its related entities. Additionally, Fuente Cigar and its affiliates are currently competitors of ours and may compete further with us in the future as Fuente Cigar: (i) makes cigars under brand names owned by other distributors, including distributors in which affiliates of Fuente Cigar own a controlling interest; and (ii) makes cigars under brand names owned by Fuente Cigar or its affiliates which compete directly with Ashton brand premium cigars.

- LIMITED EXPERIENCE IN INTRODUCING NEW CIGAR BRANDS. One element of our strategy is to introduce and market new premium cigar brands. To date, we have successfully introduced and marketed one proprietary brand, the Ashton brand premium cigar, originally launched in 1986. We hope to expand distribution of cigars we exclusively distribute for Fuente Cigar, and to exclusively distribute new brands developed with Fuente Cigar. These brands are to be developed by Fuente Cigar and us and to be manufactured by Fuente Cigar. Our failure to successfully introduce and market new brands may harm our results of operations and financial condition.

- LIMITED EXPERIENCE IN OPENING SPECIALTY CIGAR STORES. We may open or acquire additional retail cigar stores. To date, we have opened and operate two retail stores, one located in center city Philadelphia and one at our headquarters in North East Philadelphia. We have also opened a retail store and Holt's Cigar Club in the First Union National Center in Philadelphia. Our facilities at the First Union National Center are currently operated by a third party under written agreements. We cannot assure that the club and stores will be profitable or that any additional stores we open or acquire will achieve sales and profitability. The profitable operation of new retail stores is dependent on a number of factors, including identifying appropriate geographic markets, evaluating the suitability of specific locations within such markets with respect to issues such as traffic flow and competition, hiring, training and integrating management and store level employees, negotiating acceptable lease terms and constructing and opening new stores in a timely and cost effective manner. There can be no assurance that we will be able to successfully identify, open and operate additional retail stores.

- DECLINING MARKET FOR CIGARS THROUGH 1993 AND CURRENT MARKET CONDITIONS. According to industry sources, the cigar industry experienced declining unit sales between 1964 and 1993. While the cigar industry experienced increasing annual unit sales between 1993 and 1998, the current demand for cigars has leveled off and may be decreasing. We cannot be certain that recent negative trends will abate or that new customers will remain cigar smokers in the future. In addition, the market for premium cigars, and consequently our net sales and results of operations, will be subject to fluctuations based upon general economic conditions in the United States. If there were to be a general economic downturn or recession in the United States, we expect that the market for luxury related items such as premium cigars would decrease. In the event of such an economic downturn or recession, there can be no assurance that our business, results of operations and financial condition would not be materially harmed.

- MANAGEMENT OF GROWTH; RISKS ASSOCIATED WITH EXPANSION. We have experienced rapid growth over the last several years and our future operating results will depend, in part, upon our ability to service a larger customer base and to manage our overall expansion effectively. Our growth will increase the responsibilities for both existing and new management personnel, and will place significant demands on our management, working capital and systems. We will be required to expand and improve our operational and financial systems and to expand the number of employees at all levels, including senior management. Our management information systems, accounting systems, purchasing systems, inventory control systems, retail sales systems and internal controls may not be adequate and we may not be able to upgrade our systems and controls to respond to such growth. Our inability to successfully upgrade controls and systems could materially harm the operation of our business, implementation of our growth strategy and future operating results. If we are unable to manage this growth effectively, our results of operations and financial condition could be materially harmed.

- SOCIAL, POLITICAL AND ECONOMIC RISKS ASSOCIATED WITH INTERNATIONAL TRADE. The cigars we sell are manufactured outside the United States, principally in the Dominican Republic, Honduras, Nicaragua, Jamaica and Mexico. As a result, we are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and international trade including changes in the law and policies that govern foreign investment and international trade in such countries, as well as, to a lesser extent, changes in United States laws and regulations relating to foreign investment and trade. Any such social, political or economic changes could pose, among other things, the risk of supply interruption or significant increases in the prices of tobacco products. Any such changes in social, political or economic conditions may have a material adverse effect on our business, results of operations or financial conditions.

- DEPENDENCE ON SHIPPERS. We primarily use United Parcel Service to ship our products. Although the last strike by United Parcel Service employees did not materially effect us, we cannot be certain that future strikes or work stoppages by United Parcel Service or other major shipping carriers that we may be using will not materially harm our business, results of operations and financial condition or that alternate shipping carriers will be immediately available and willing to deliver our shipments in a timely fashion.

- RELIANCE ON KEY PERSONNEL. Our operations will continue to depend upon the efforts of our senior personnel, including Robert G. Levin, our Chairman of the Board, Chief Executive Officer and President, and a well known figure in the cigar industry, and Michael Pitkow, a member of our Board, Chief Operating Officer and Executive Vice President. In significant part, our relationships with our manufacturers, suppliers and customers is based upon long-term personal relationships with Mr. Levin. The loss of the services of Mr. Levin, Mr. Pitkow or other senior personnel would materially harm our business, results of operations and financial condition. Although we maintain key-man life insurance on Mr. Levin, the proceeds of such insurance may not be sufficient to compensate the Company for the loss of his services. Our future performance will also depend to a significant extent on our ability to identify, attract, train and retain highly skilled sales, marketing and management personnel. We may not be successful in identifying, attracting or retaining such personnel, and this would also materially harm our business, results of operations and financial condition.

- FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. Our quarterly operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, including the timing of catalog mailings and specialty direct mail pieces, the timing of the opening of new retail stores, the timing of introduction of new brands and the price and availability of premium cigars. Therefore, our results for any quarter are not necessarily indicative of the results we may achieve for any subsequent quarter or any full year. Fluctuations caused by variations in quarterly operating results may subsequently affect the market price of our Common Stock. Additionally, we expect our business to continue to exhibit some seasonality, with increases in premium cigar and related accessory sales during the holiday season. See `Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results of Operations.'

- COMPETITION. The market for our products is highly competitive and subject to rapid consumer change and frequent new product introductions and extensions. Recently, it has also been characterized by consolidation resulting in even a smaller number of larger, international cigar companies. Our wholesale distribution business faces competition from these larger, well-established premium cigar companies, including Fuente Cigar and its affiliates, which manufacture and distribute numerous high-quality premium cigar brands that are competitive with the Company's products, as well as from a number of new entrants to the marketplace. Although many of the newer brands introduced over the past several years have been discontinued, competition remains strong as there is significant competition to differentiate premium cigars in the marketplace and to establish brand loyalty in a fewer number of cigar smokers. Our retail sales compete with a large number of other mail order companies, some of which are larger and better financed than we are. We also face significant competition from a large number of existing retail stores and smoking establishments selling the same branded products we sell. Although some of the many new retail stores established over the last several years have closed, we find our retail stores facing stiff competition for a limited number of cigar buyers, many of whom now purchase their cigars through mail order or over by e-commerce. Existing or future competitors may develop or offer the same or similar premium cigars which may result in decreases in our sales of premium cigars. Many of these competitors have longer operating histories and significantly greater financial, managerial, creative, sales and marketing and other resources than we do. Our ability to retain existing customers and attract new customers depends on the quality of our premium cigars, the availability of product, our reputation in the industry, and our ability to maintain customer satisfaction.

- RISKS RELATING TO TRADEMARKS. Our success is dependent, in part, on the brand name Ashton and the Company name, "Holt's Cigar", and in the future, will be dependent on new brand name trademarks to be developed by us, or which are used in connection with premium cigars which we expect to exclusively distribute in the United States. We rely primarily on trademarks to protect the Ashton and Holt's names. The illegal use of our trademarks, or trademarks associated with brands we exclusively distribute, as well as the cost of prosecuting or defending claims for infringement or invalidity, or claims for indemnification resulting from infringement claims, with or without merit, could be time-consuming, result in costly litigation and divert management's attention and resources.

- CONTROL BY EXISTING SHAREHOLDERS. Robert G. Levin owns approximately 46.9% of the outstanding shares of our Common Stock and the Fuente Investment Partnership owns approximately 24.4% of the outstanding shares of our Common Stock. Mr. Levin and such partnership are parties to a shareholder agreement pursuant to which they have agreed to vote for each other's respective nominees to our Board of Directors. Accordingly, the parties to such shareholder agreement will be able to control the Company, elect all the directors and generally direct our affairs. In addition, each of the parties to the shareholder agreement has a right of first refusal to purchase the others' shares, and each of the parties to such shareholder agreement have granted the other a right to participate on a proportionate basis in any sale of our Common Stock by either party.

- PROVISIONS WITH ANTI-TAKEOVER EFFECT. Certain provisions of our Certificate of Incorporation and By-Laws, as well as the Delaware General Corporation Law could delay or frustrate the removal of incumbent directors and could make difficult a merger, tender offer or proxy contest involving, even if such events could be viewed as beneficial by our stockholders. Our Board of Directors is empowered to issue preferred stock in one or more series without stockholder action. Any issuance of this `blank-check' preferred stock could materially limit the rights of holders of our Common Stock and render more difficult or discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise. In addition, our Certificate of Incorporation and By-Laws contain a number of provisions which could impede a takeover or change in control, including, among other things, staggered terms for members of our Board, the requiring of two-thirds vote of our stockholders to amend certain provisions of our Certificate of Incorporation or to take any action by written consent, and a fair price requirement. Certain provisions of the Delaware General Corporation Law to which we will be subject may also discourage takeover attempts that have not been approved by our Board.

- BROAD DISCRETION IN APPLICATION OF PROCEEDS. We retain approximately $12 million, representing approximately 70% of the estimated net proceeds of the Offering, for general corporate purposes, including working capital. Accordingly, we have broad discretion as to the application of such proceeds. Investors do not have the opportunity to evaluate the economic, financial and other relevant information utilized by the Company in determining the application of such proceeds.

- POSSIBLE VOLATILITY OF STOCK PRICE. The trading volume of our Common Stock is low and therefore the trading price of the Common Stock may be subject to significant fluctuations in response to the sale of a small number of shares of our Common Stock, variations in quarterly results of operations, announcements of new products or the opening or acquisition of retail stores by the Company or its competitors, developments or disputes with respect to proprietary rights, general trends in the industry, changes in government legislation or litigation affecting tobacco products, general trends in the industry, overall market conditions or other factors. Additionally, stock markets historically have experienced extreme price and volume fluctuations which may affect the market price of the Common Stock in a manner unrelated or disproportionate to the operating performance of the Company. These market fluctuations may adversely affect the market price of our Common Stock.



ITEM 2.  PROPERTIES

FACILITIES

Our principal executive and administrative offices, warehouse, shipping, call center, customer service facilities and a retail store, are located at a leased headquarters facility in Philadelphia, Pennsylvania. We currently occupy 21,360 square feet of space in the Philadelphia facility. This facility, which was opened in September 1997, is leased for a term of five years (with options to extend) at an aggregate annual rental of $74,760 plus certain common area expenses. Under the lease, the rent will increase in proportion to increases in the consumer price index. We anticipate that this facility will be sufficient to meet our needs for the foreseeable future. We also lease our 3,000 square foot Flagship Center City Philadelphia retail store from our Chairman of the Board, Chief Executive Officer and President, Robert G. Levin, for an initial term through May 31, 2009. We have the right to renew this lease for an additional five year period. The rent is $120,000 per year, which is fixed through the end of the renewal term.


ITEM 3.  LEGAL PROCEEDINGS

The People of the State of California, the City of San Jose, and Paul Dowhall v. Tobacco Exporters International (USA)

Ltd., Holt's Cigar Company, Inc., Ashton Distributors, Inc., J.C. Newman Cigar Co., Inc., Finck Cigar Co., Inc., Max Rohr Importers, Inc., Nat Sherman, Inc., and Thompson & Company of Tampa, Inc., and Does 1 through 100, inclusive; Superior Court of California, County of San Francisco, Case No. 301631.

On March 1, 1999, the City of San Jose, California and an individual named Paul Dowhall filed a lawsuit against two of our subsidiaries and several other manufacturers, distributors, and/or retailers of cigar and pipe tobacco in the San Francisco County Superior Court (the "San Francisco Action") alleging a failure to issue clear and reasonable warnings to non-smokers exposed to tobacco smoke and its constituents (often referred to as "second hand smoke") in accordance with California Health and Safety Code section 25249.6 ("Proposition 65") and for certain claims under California Business & Professions Code section 17200 et seq. (the "Unfair Competition Act"). The complaint filed in the San Francisco Action contains claims virtually identical to those contained in complaints previously filed against several other manufacturers, distributors and/or retailers of cigars and pipe tobacco products in the Los Angeles and San Francisco Superior Courts (the "Prior Proposition 65 Cigar Actions"). We therefore joined with other cigar and pipe tobacco defendants in a joint defense group ("JDG") to defend these lawsuits and petitioned to coordinate the San Francisco Action with the Prior Proposition 65 Cigar Actions and certain other tobacco-related litigation before the Superior Court in San Diego, California. We answered the complaint in the San Francisco Action on May 28, 1999 and denied all material allegations and asserted numerous affirmative defenses. The San Francisco Action was transferred to the San Diego Superior Court on May 24, 1999. On October 25, 1999, the San Diego Superior Court granted a motion for judgment on the pleadings in favor of several other members of the JDG on grounds that a prior judgment to which they, but not the Company were parties, barred the plaintiffs' current claims against them. Although that ruling does not dispose of the claims against the Company, it and another ruling that the San Diego Superior Court issued in January 2000 which held that manufacturers, distributors, and retailers of cigarettes do not have a duty to warn non-smokers of exposures to tobacco smoke pursuant to Proposition 65, suggest that the Company is in a strong position to defend this litigation if it is not resolved by means of settlement. Settlement discussions with the plaintiffs in the San Francisco Action are ongoing at this time.

The Company is not currently engaged in any other legal proceedings which are expected; individually or in the aggregate, to have a material adverse effect on the Company's business, operating results or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock has been quoted on the NASDAQ National Market under the symbol "HOLT". The following table shows the high and low sales price of the Common Stock for fiscal 2000 since the initial public offering of our common stock in November 1997.

                         First Quarter          Second Quarter            Third Quarter           Fourth Quarter
                       High        Low         High        Low          High         Low         High         Low
Fiscal Year 2000      $4.875      $3.375      $4.375      $3.750      $ 3.875      $ 3.375      $ 4.188      $3.125
Fiscal Year 1999      $8.250      $5.750      $5.828      $3.186      $ 7.843      $ 3.431      $  5.63      $3.750
Fiscal Year 1998        $-          $-          $-          $-        $ 11.25      $10.375      $10.125      $6.875

Our policy is to retain all available earnings for the development and growth of our business, and accordingly, has not declared or paid any cash dividends on its Common Stock since the completion of its initial public offering in November 1999. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Reserves." We declared a two percent (2%) stock dividend once in Fiscal 2000 and three (3) times in Fiscal 1999, on August 14, 1999, November 3, 1998 and February 2, 1999. Declaration and payment of dividends, if any, in the future, will be at the discretion of the Board of Directors and will depend upon our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.

The approximate number of record holders of the Common Stock as of June 15, 2000 was 775.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the accompanying financial statements and related notes thereto.

                          STATEMENT OF OPERATIONS DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEARS ENDED MARCH 31
                                                                       --------------------

                                         1996         1997         1998        1999         2000
                                         ----         ----         ----        ----         ----
Net sales                              $ 9,467      $17,278      $29,067      $30,531      $32,922
Cost of goods sold                       5,159        9,566       15,953       16,676       18,088
                                         -----        -----        -----        -----       ------

Gross profit                             4,308        7,712       13,114       13,855       14,834
Operating expenses                       3,484        4,895        6,919        8,917       10,282
                                         -----        -----        -----        -----       ------

Income from operations                     824        2,817        6,195        4,938        4,552
Other income                                22           32          341          967          651
                                         -----        -----        -----        -----       ------

Income before income tax expense           846        2,849        6,536        5,905        5,203
Income tax expense                         318          577        1,498        2,267        1,967
                                         -----        -----        -----        -----       ------

Net income                             $   528      $ 2,272      $ 5,038      $ 3,638        3,236
                                       =======      =======      =======      =======        =====



Pro forma net income.................................................... $3,917

                               BALANCE SHEET DATA
                                 (IN THOUSANDS)

                                                         MARCH 31
                                                         --------
                            1996         1997         1998         1999         2000
                            ----         ----         ----         ----         ----
Working capital .......   $ 1,035      $ 2,211      $11,557      $18,516      $15,528
Total assets ..........     3,686        5,406       23,741       26,620       29,322
Total debt ............       497          312           --           --           --
Stockholders' equity ..     1,653        3,025       21,787       24,814       26,955


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain items in the Company's statement of operations for the periods indicated:

                                           YEARS ENDED MARCH 31
                                           --------------------

                                       1998        1999        2000
                                       ----        ----        ----
Net sales .........................   100.0%      100.0%      100.0%
Cost of goods sold ................    54.9%       54.6%       54.9%
Gross profit ......................    45.1%       45.4%       45.1%
Operating expenses ................    23.8%       29.2%       31.2%
Income from operations ............    21.3%       16.2%       13.8%
Other income ......................     1.2%        3.2%        2.0%
Income before income tax expense ..    22.5%       19.4%       15.8%


FISCAL 2000 COMPARED TO FISCAL 1999
( $ IN THOUSANDS)

Net Sales. Net sales increased $2,391 or 7.8% to $32,922 in fiscal 2000 compared to $30,531 in fiscal 1999. Ashton Wholesale led the way with a 24.1% increase in sales. The retail segment sales decreased 6.1% with the retail stores sales decreasing by 11.2% and mail order decreasing 1.5%.


Gross Profit: Gross profit increased $979 or 7.1% to $14,834 in fiscal 2000 from $13,855 in fiscal 1999. The increase in sales contributed $1,082 to gross profit. This was partially offset by a 0.3% decrease in gross margin percentage decreasing the gross profit contribution by $103. The decrease is the result of lower margin in the wholesale division resulting from the sale of the Sosa brand of cigars.



Operating Expenses. Operating expenses increased $1,365 to $10,282 in fiscal 2000 from $8,917 in fiscal 1999. Advertising and sales promotion expenses increased $494 primarily from increases in product promotion expenses and co-op advertising. Labor and benefit costs also increased $414 or 9.9% primarily due to the increase in the sales in Ashton Distributors and the corresponding increase in the sales force compensation and increases in the in-house sales support to accommodate the increase in the wholesale business and some general infrastructure additions in administration to accommodate the growth in business. Administrative expenses increased due to increases in professional fees. Other Income decreased from lower income from investments due to rising interest rates.


FISCAL 1999 COMPARED TO FISCAL 1998

Net Sales. Net sales increased approximately $1,400 million or 4.8% from $29,066 Fiscal 1998 to $30,531 in Fiscal 1999. Net sales increased primarily as a result of a $2,000 increase in net sales of premium cigars from $26,800 for Fiscal 1998 to $28,900 for Fiscal 1999. Of such increase, $1,000 was attributable to increased retail sales of premium cigars and $1,000 was attributable to increased wholesale sales of premium cigars. These increases were the result of increased availability of premium cigars from the Company's suppliers and continued strong demand for premium cigars.

Gross Profit. Gross profit increased approximately $741,000 or 5.7%, from $13,114 in Fiscal 1998 to $13,855 in Fiscal 1999. Gross profit, as a percentage of sales was 45.1% for Fiscal 1998 and 45.4% for Fiscal 1999. This increase is a result of a favorable sales mix within the wholesale division.

Operating Expenses. Operating expenses increased approximately $2,000 or 28.9% from $6,919 in Fiscal 1998 to $8,917 in Fiscal 1999. As a percentage of net sales, operating expenses increased from 23.8% in Fiscal 1998 to 29.2% in Fiscal 1999. This increase primarily reflects the deployment of the Company's in-house sales force and increased advertising expenditures.

LIQUIDITY AND CAPITAL RESERVES

The Company has historically financed its business through a combination of cash generated from operations and bank debt. Net cash provided by operations for Fiscal 1998, 1999 and 2000 of approximately $3,628,000, $1,797,000 and
$8,589,000, respectively, consisted primarily of net income, decreases in trading investments and increases in accrued expenses and income taxes payable, offset by increases in inventory and accounts receivable.

On October 24, 1997, Ashton Distributors, Inc. declared a distribution of $2.7 million to Robert G. Levin, its shareholder and Chairman of the Board, Chief Executive Officer and President of the Company, such amount being estimated to equal the accumulated but undistributed earnings of Ashton Distributors, Inc. as of the date of the Offering, and the taxes with respect to which have been paid by Mr. Levin. Ashton Distributors, Inc. borrowed this amount from a bank pursuant to a demand note, which note was guaranteed by Mr. Levin and was repaid with the proceeds of the Offering. The Company maintains a $4,000,000 line of credit with a bank with borrowings thereunder accruing interest at the bank's prime rate (9% at March 31, 2000) less 0.25%. At March 31, 2000, 1999 and 1998, the Company had no borrowings.

The Company believes its current cash resources together with cash generated from its operating activities and available bank borrowings will be sufficient to fund its operations and expansion programs for the foreseeable future.

IMPACT OF INFLATION

The Company does not believe that inflation has had a material impact on its net sales or results of operations.

YEAR 2000

In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. During 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties.

The Company will continue to monitor mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-14 annexed hereto. The schedule required under Regulation S-X is annexed hereto as page S-1.



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

                                     PAGE(S)
                                     -------
Reports of Independent Accountants...............................            F-1
Financial Statements
    Consolidated Balance Sheets..................................     F-2 to F-3
    Consolidated Statements of Operations........................            F-4
    Consolidated Statements of Stockholders' Equity..............            F-5
    Consolidated Statements of Cash Flows........................            F-6
    Notes to Consolidated Financial Statements...................     F-7 to F-15

FINANCIAL STATEMENT SCHEDULE:

II  Valuation and Qualifying Accounts............................            S-1

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective as of May 30, 1997, the Company's Board dismissed Schmeltzer Master Group, P.C. and appointed PricewaterhouseCoopers LLP as the Company's independent accountants. The report of Schmeltzer Master Group, P.C. on the Company's combined financial statements as of March 31, 1996 and for each of the two years in the period then ended did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits for the years ended March 31, 1995 and 1996 and through May 30, 1997, there were no disagreements with Schmeltzer Master Group, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Schmeltzer Master Group, P.C. would have caused them to make reference thereto in their report on the financial statements for such years. Prior to retaining PricewaterhouseCoopers LLP, the Company had not consulted with PricewaterhouseCoopers LLP regarding the application of accounting principles or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to our Directors and Officers called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" and "Executive Officers and Executive Compensation" in the our Proxy Statement relating to the 2000 Annual Meeting of Stockholders filed pursuant to Regulation 14A (the "2000 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to executive compensation which is called for by this
Item 11 is incorporated by reference to the information set forth under the heading "Executive Officers and Executive Compensation" in the 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to the security ownership of certain beneficial owners and our management which is called for by this Item 12 is incorporated by reference to the information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the our 2000 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transaction which is called for by this Item 13 is incorporated by reference to the information set forth under the heading "Certain Relationships and Related Transactions" in the our 2000 Proxy Statement.

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

* Incorporated by reference from the same Exhibit Number filed with the Company's Registration Statement Form S-1 (Registration No. 333-36263).

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Holt's Cigar Holdings, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Holt's Cigar Holdings, Inc. and its subsidiaries (the "Company") at March 31, 2000 and March 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers, LLP
JUNE 2, 2000

                                            CONSOLIDATED BALANCE SHEET
                                   Holt's Cigar Holdings, Inc. and Subsidiaries
AS OF MARCH 31:
                                                 $ in thousands

                                                                             2000              1999
                                                                        ------------------------------
Current Assets
    Cash                                                                   2,882,393         5,010,009
    Investments Securities                                                 4,183,179         8,136,060
    Accounts Receivable (net of allowance for doubtful                     2,170,445         1,268,553
    accounts of $74,511 and $75,000, respectively.)
    Inventory                                                              7,559,416         4,924,864
    Deferred Income Taxes                                                    106,885           141,500

    Prepaid Expenses and Other current assets                                992,736           840,324
                                                                         -----------       -----------
Total Current Assets                                                      17,895,054        20,321,310
                                                                         ===========       ===========
Investments Securities                                                     7,897,483         4,042,520

Net Property and Equipment, net                                            2,048,521         1,481,536

Loan to shareholder                                                          700,000                --
Deferred Income Taxes                                                         26,930            17,600
Other Assets, Net                                                            753,929           756,736
                                                                         -----------       -----------
                                                                         -                 -
Total Assets                                                              29,321,917        26,619,702
                                                                         ===========       ===========

Current Liabilities
    Accounts Payable                                                         617,735           720,149
    Due to Related Party                                                   1,348,266           860,360
    Accrued Expenses and other current liabilities                           401,180           125,699
    Income Taxes Payable                                                           -            99,247
                                                                         -----------       -----------
                                                                                   -                 -
Total Current Liabilities                                                  2,367,181         1,805,455

Commitments
Stockholders' Equity
    Preferred Stock, $0.001 par value, 1,000,000 shares
    Authorized, non-issued                                               -                 -
    Common Stock, $0.01 par value, 25,000,000 shares                           6,246             6,123
    Authorized, 6,245,593 shares issued and 5,847,728
    shares outstanding at March 31, 2000 and
    $6,123,145 shares issued and 5,996,178 shares outstanding
    at March 31, 1999.

    Additional Paid-in-capital                                            20,054,541        19,562,067
    Retained Earnings                                                      8,685,334         5,941,989
                                                                          -----------       -----------
Subtotal                                                                  28,746,121        25,510,179
    Treasury Stock, 397,865 and 126,967 shares at
    cost, respectively                                                    (1,716,141)         (620,688)
    Stock Purchase Loans                                                     (75,244)          (75,244)
                                                                          -----------       -----------
Total Stockholders' Equity                                                26,954,736        24,814,247
                                                                          -----------       -----------
Total Liabilities and Stockholders' Equity                                29,321,917        26,619,702
                                                                          ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  Holt's Cigar Holdings, Inc. and Subsidiaries

For the years ended March 31:                  2000             1999             1998
NET SALES                                   $32,922,139      $30,530,850      $29,066,895

COST OF GOODS SOLD                           18,088,428       16,676,031       15,952,995
                                            -----------      -----------      -----------
GROSS PROFIT                                 14,833,711       13,854,819       13,113,900

OPERATING EXPENSES                           10,282,172        8,917,414        6,918,591
                                            -----------      -----------      -----------
INCOME FROM OPERATIONS                        4,551,539        4,937,405        6,195,309

OTHER INCOME (EXPENSE)                          651,808          967,213          340,798
                                            -----------      -----------      -----------
INCOME BEFORE INCOME TAXES                    5,203,347        5,904,618        6,536,107

INCOME TAXES                                  1,967,404        2,266,582        1,498,473
                                            -----------      -----------      -----------
NET INCOME (LOSS)                           $ 3,235,943      $ 3,638,036      $ 5,037,634
                                            ===========      ===========      ===========
EARNINGS PER SHARE - BASIC AND DILUTED(1)   $      0.54      $      0.59      $      0.99

Weighted Average Shares - Basic               5,999,420        6,189,565        5,091,966

Weighted Average Shares - Diluted             6,001,240        6,194,176

Pro forma income data: (2)
Income before income taxes as reported                                          6,536,107
Pro forma amortization of goodwill                                                  8,125
Pro forma income before income taxes                                            6,527,982
Pro forma provision for income taxes                                            2,611,000

Pro forma net income                                                            3,916,982

Pro forma net income per share
    (basic and diluted)                                                       $      0.77

Pro forma weighted average number of                                            5,091,966
shares

    (basic and diluted)

(1) Fiscal 2000, 1999 and 1998 weighted average number of shares restated for the stock dividends effected in fiscal 2000 and 1999.

(2) Pro forma amounts are not presented for the years ended March 31, 2000 and 1999 as the Company's reorganization occurred in November 1997.



The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  Holt's Cigar Holdings, Inc, and Subsidiaries

                                                              ADDITIONAL                                    STOCK
                                                 COMMON        PAID IN      RETAINED        TREASURY       PURCHASE
                                                 STOCK         CAPITAL      EARNINGS         STOCK          LOANS         TOTAL
                                                 -----         -------      --------         -----          -----         -----
Balance at March 31, 1997                     $    91,114    $   303,607   $ 2,679,887    $   (50,000)   $       --    $ 3,024,608

     Net Income                                        --             --     5,037,634             --            --      5,037,634
     Stockholders' Distributions                       --             --    (3,492,000)            --            --     (3,492,000)
     Issuance of Common Stock                       1,750     17,093,502            --             --            --     17,095,252
     Effects of Corporate Reorganization          (37,094)       243,742            --             --            --        206,648
                          (Note 1)
     Retirement of Treasury Stock                 (50,000)            --            --         50,000            --             --
     Stock Purchase Loans                              --             --            --             --       (84,892)       (84,892)

                                              -----------    -----------   -----------    -----------    ----------    -----------
Balance at March 31, 1998                           5,770     17,640,851     4,225,521             --       (84,892)    21,787,250

     Net Income                                        --                    3,638,036             --            --      3,638,036
     Stock Dividends                                  353      1,921,216    (1,921,569)            --            --             --
     Return - Stock purchase Loan                      --             --            --         (9,648)        9,648             --
     Treasury Stock Purchases                          --             --            --       (611,040)           --       (611,040)

                                              -----------    -----------   -----------    -----------    ----------    -----------
Balance at March 31, 1999                           6,123     19,562,067     5,941,989       (620,688)      (75,244)    24,814,247

     Net Income                                        --             --     3,235,943             --            --      3,235,943
     Stock Dividends                                  123        492,474      (492,597)            --            --             --
     Treasury Stock Purchases                          --             --            --     (1,095,453)           --     (1,095,453)

                                              -----------    -----------   -----------    -----------    ----------    -----------
Balance at March 31, 2000                     $     6,246    $20,054,541   $ 8,685,334    $(1,716,141)   $  (75,244)   $26,954,736
                 === ====                     ===========    ===========   ===========    ===========    ==========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Holt's Cigar Holdings, Inc. and Subsidiaries

      For the Years Ended March 31:                                     2000              1999              1998
                                                                   ---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                         $  3,235,943       $  3,638,036       $  5,037,634
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      PROVIDED BY OPERATIONS:
      Increase (Decrease) in Allowance for Doubtful Accounts                 --            (45,000)            85,500
      Depreciation and Amortization                                     318,207            284,395            183,811
      (INCREASE) DECREASE IN:
         Investments - Trading                                        8,240,327           (133,459)                --
         Accounts Receivable                                           (901,893)            95,588           (168,972)
         Inventory                                                   (2,634,552)        (1,468,267)          (872,720)
         Deferred Income Taxes                                           16,785             11,000           (170,100)
         Prepaid Expenses and Other Assets                              347,080           (437,461)          (351,136)
      INCREASE (DECREASE) IN:
         Accounts Payable and Due to Related Parties                    385,491            388,928           (415,218)
         Accrued Expenses and Other Current Liabilities                 275,481           (114,871)            74,700
         Income Tax Payable                                            (693,450)          (421,853)           224,749
                                                                    -----------         ----------         ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             8,589,419          1,797,036          3,628,248
                                                                    -----------         ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase on investment securities                                 (8,142,409)                          (12,039,996)
   Purchase of Equipment                                               (779,173)          (240,615)        (1,219,864)
   Stock Purchase Loans                                                      --                 --            (84,892)
   Loan to Shareholder                                                 (700,000)                --                 --
                                                                    -----------          ---------       ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  (9,621,582)          (240,615)       (13,344,752)
                                                                    -----------          ---------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long term debt                                                --                 --         (3,461,881)
   Proceeds from long term debt                                              --                 --          3,150,000
   Proceeds from issuance of common stock                                    --                 --         17,079,141
   Stockholder distribution                                                  --                 --         (3,492,000)
   Purchase of Company Stock                                         (1,095,453)          (620,688)                --
                                                                    -----------         ----------        -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (1,095,453)          (620,688)        13,275,260
                                                                    -----------         ----------        -----------
NET INCREASE (DECREASE) IN CASH                                      (2,127,616)           935,733          3,558,756
                                                                    ===========         ==========        ===========

Cash - beginning of period                                            5,010,009          4,074,276            515,520

Cash - end of period                                                  2,882,393          5,010,009          4,074,276

      Interest paid                                                $         --       $         --       $     49,148

      Income taxes paid                                            $  2,515,338       $  2,650,806       $  1,491,047

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1        Basis of Presentation and Summary of Significant Accounting Policies

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

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are base on management's best knowledge of current events and actions the Company may undertake in the future, actual results ultimately may differ from the estimates.

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

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. Depreciation is computed using straight-line basis over the estimated useful lives of the related assets. Useful lives range from three to thirty-nine years. The recoverability of long-lived assets is periodically reviewed based principally on an analysis of cash flow.

REVENUE RECOGNITION
     Sales are recognized upon shipment of products.

COST OF GOODS SOLD
     Cost of goods sold include the purchases of finished goods inventory for resale.

                                           2000              1999                1998
Beginning inventory                  $ 4,924,864         $ 3,456,597         $ 2,583,877

Purchases from:
Related party supplier                11,996,181          11,026,228           9,310,924
(Note 9 and 11)

Other suppliers                        8,726,799           7,118,070           7,514,791

Less Ending inventory                 (7,559,416)         (4,924,864)         (3,456,597)

Cost of good sold                    $18,088,428         $16,676,031         $15,952,995


STOCK OPTIONS
The Company applies Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans.

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Purchase Compensation" ("SFSA No. 123"). This statement establishes a fair value method of accounting for, or disclosing, stock-based compensation plans. The Company adopted the disclosure provisions of SFAS No. 123 which require disclosing the pro-forma effect on net income and earnings per share of the fair value method of accounting for stock-based compensation.

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

ADVERTISING
The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions cost amounted to $2,194,818, $1,700,591 and $438,510 for the years ended March 31, 2000, 1999 and 1998, respectively.


2.   INVESTMENT SECURITIES
Investment securities consist of debt securities issued by the U. S. Treasury, which are classified as trading and available for sale. Trading securities are valued at fair market value. Unrealized gains (losses) relating to securities classified as trading were recorded in the Statements of Operations. These amounts were ($83,799), $133,459 and $5,125 for the years ended March 31, 2000, 1999 and 1998, respectively. Unrealized gains (losses) related to securities classified as available for sale are recorded as other comprehensive income. For the year ended March 31, 2000 the fair market value of available for sale securities approximates amortized cost. Maturities of the securities range from six months to four years.

3.   INCOME TAXES
As discussed in Note 1, the Company utilizes the liability method of accounting for income taxes in accordance with SFAS 109. The effective tax rate in 1998 differs from the statutory rate primarily due to the Company's historical corporate structure. The income recorded in Ashton Distributors, Inc. prior to the Company's restructuring in November 1997 was not subject to corporate taxation; rather the tax consequences were the responsibility of the individual stockholder, resulting in a permanent difference. The historical income tax expenses detailed as follows on a consolidated basis, after the effects of eliminations:

YEARS ENDED MARCH 31,

                                                                                     2000             1999              1998
Income taxes at U.S. federal income tax rate                                     $ 1,707,765      $ 1,910,291       $ 2,222,276
State taxes, net of federal benefit                                                  259,639          356,291           392,166
S Corporation income tax attributable directly to stockholder                             --               --        (1,119,720)
Other                                                                                                                     3,751

Income Tax Expense                                                               $ 1,967,404      $ 2,266,582       $ 1,498,473

Income tax expense (benefit) consists of the following:

     Current tax expense
              Federal                                                            $ 1,694,665      $ 1,893,891       $ 1,418,287
              State                                                                  255,954          353,191           250,286

                                                                                 $ 1,950,619        2,247,082         1,668,573

     Deferred tax expense (benefit)
         Federal                                                                      13,100           16,400          (144,600)
         State                                                                         3,685            3,100           (25,500)

                                                                                      16,785           19,500          (170,100)

                                                                                 $ 1,967,404      $ 2,266,582       $ 1,498,473

         The components of deferred tax assets are as follows:
         Deferred tax asset - current:

              Bad debt allowance                                                 $    21,076      $    16,200       $    34,200
              Inventories                                                             85,809          116,800           126,800

         Deferred tax asset - noncurrent
              Depreciation                                                            26,930           17,600             9,100

         Total deferred tax assets                                               $   133,815      $   150,600       $   170,100

         The Company assessed the need for a valuation allowance and the realizability of the related deferred tax asset. Based on this assessment no valuation allowance is necessary at March 31, 2000.

4.   PROPERTY AND EQUIPMENT, NET

     Property and equipment is detailed as follows:

                                     2000              1999
Equipment                        $ 1,233,212       $   496,548
Furniture and fixtures               310,387           302,593
Leasehold improvements             1,253,972         1,219,258
                                   2,797,571         2,018,399

Accumulated depreciation            (749,050)         (536,863)

Property and equipment, net      $ 2,048,521         1,481,536

Depreciation expense amounted to $ 212,187, $176,577 and $142,111 for the years ended March 31, 2000, 1999 and 1998, respectively.

5.   OTHER ASSETS, NET

     Other assets consist of the following:

                        2000            1999
Contract Rights      $ 450,000       $ 450,000
Goodwill               243,742         243,742
Trademarks             260,535         167,323
Other                   41,890          31,890

                       996,167         892,955
                      (242,238)       (136,219)

                     $ 753,929       $ 756,736

     The assets are being amortized on a straight line basis over periods ranging from five to twenty years.

6.   BORROWINGS

Lines of Credit
The Company maintains a line of credit with a bank, payable on demand of which no amounts were outstanding at March 31, 2000, 1999 and 1998. Interest is payable at the bank's prime (9% at March 31, 2000) less .25%. The amount available under this line is $4,000,000.

For fiscal 2000 and 1999 there was no interest expense. Total interest expense amounted to $49,148 for the fiscal year ended March 31, 1998.

7.   LEASE COMMITMENTS

The Company leases office and warehouse space in Philadelphia under a noncancelable operating lease expiring in August, 2002 with one five year renewal option. The Company also leases retail space from a stockholder under an operating lease expiring in May 2009. (See note 11)

The Company leases various office and warehouse equipment and an automobile under operating leases expiring through June, 2005. The following is a schedule of future minimum rental payments required under the above operating leases as of March 31, 2000:


                              2001      $215,773
                              2002      $214,830


                              2003         $162,623
                              2004         $124,388
                              2005         $121,018
                              Thereafter   $500,000

Rental expense amounted to $208,964, $208,519 and $175,384 for the years ended March 31, 2000, 1999 and 1998, respectively.


8.   PROFIT SHARING PLAN

The Company sponsors a 401(k) contributory qualified profit sharing plan covering substantially all of its employees. Under the Plan, the Company's contributions are based upon the employee's elective deferral contribution. The Company's contribution is equal to 50% of the employee's contribution up to 6% of the employee's pre-tax compensation. The Company's contributions for fiscal 2000, 1999, and 1998 amounted to $48,752, $37,071, and $25,525, respectively.

9.   MAJOR SUPPLIERS

During fiscal year 2000 and 1999, the Company purchased approximately 58% and 61%, respectively, of its cigars from one supplier. At March 31, 2000 and 1999, amounts due to the supplier were approximately $1,348,300 and $860,400, respectively, and are included in due to related party. The supplier is a company controlled by an affiliates of stockholders and directors of the Company. During fiscal 2000 and 1999, approximately 7% and 14%, respectively, of the Company's cigar purchases were from another third party supplier. At March 31, 2000 and 1999, approximately $98,000 and $110,500, respectively, was due to the other supplier and is included in accounts payable.

10.  COMMITMENTS

The Company has been required to pay royalties to an individual related to the purchase of the "Ashton" name. Royalties are based on 1% of all purchases of cigars bearing the Ashton name through January 1, 2000. Royalties incurred in the years ended March 31, 2000. 1999 and 1998 were $65,017, $58,040, and
$71,701, respectively.

11.  RELATED PARTY TRANSACTIONS

The Company has a loan receivable due from several employees including a stockholder (see note 14).

In May, 1999, the Company loaned Mr. Robert Levin the sum of $700,000 secured by a pledge of the Company's Common Stock owned by Mr. Levin and equal in current market value to 150% of the outstanding principal balance of the loan from time to time. This loan is for a term of five years, and is payable, interest only, at an annual rate of 6.00% in semi-annual installments.

The Company paid rent of approximately $112,500, $75,000, and $75,000 to a stockholder in the years ended March 31, 2000, 1999, and 1998, respectively (see
Note 7).

The major supplier mentioned in Note 9 is a company owned by stockholders and directors of the Company. Amounts due to the related party are separately shown on the face of the balance sheet.

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

In September 1997, the Board of Directors approved an Employee Stock Option Plan. The plan allows for options to purchase up to 400,000 shares of common stock to be granted, at their fair market value on the date of grant. The Company granted options to purchase an aggregate of 178,813 shares at $11.00 per share on November 24, 1997. The options have a contractual life of five years from grant date and vest ratably over three years.

In September 1997, the Board of Directors approved a "Non-Management Directors Stock Option Plan" which allows for options to purchase up to 180,000 shares. The company granted outside directors options to purchase an aggregate of 64,944 shares at $11.00 per share on November 24, 1997. The options have a contractual life of five years from grant date and vested immediately.

The following table summarizes the stock options for each of the three years ended March 31, 2000:

                              2000                                  1999                                      1998
                              ----                                  ----                                      ----
                            Weighted                              Weighted                                  Weighted
                             Average                               Average                                   Average
                                    Fair Market                           Fair Market                               Fair Market
                                Weighted     Value                    Weighted      Value                      Weighted      Value
                                Average     Granted                   Average      Granted                     Average      Granted
                                Exercise     During                   Exercise      During                     Exercise      During
                     Shares      Price      The Year     Shares        Price       The Year       Shares         Price      The Year
                     ------    --------    --------     ------       --------     --------       ------       --------     --------
Outstanding at
Beginning of year       899,794   $2.94      $  --       756,532       $ 3.83      $     --       511,924       $  0.50      $  --
Granted                 244,300    4.11       3.16       169,792         6.90          1.50       248,851         11.00       3.05
Exercised              [40,000]    0.50         --            --           --            --            --            --         --
Cancelled              [51,049]    7.65         --       (26,530)       11.00            --        (4,243)        11.00         --
Outstanding at
   End of year       1,053,045     4.11         --       899,794         4.22                     756,532          3.83
Options exercisable
   At end of year      746,752     3.62         --       613,058         2.94                     446,768          1.99

           Outstanding and Exercisable by Price Range                               Options Exercisable
-----------------------------------------------------------------               ---------------------------
                                   Weighted
                                   Average          Weighted                                       Weighted
   Range of                       Remaining         Average                                        Average
   Exercise        Number        Contractual        Exercise                        Number        Exercise
     Price       Outstanding         Life            Price                        Exercisable       Price
     -----       -----------         ----            -----                        -----------       -----
     $0.50        479,563            5.75            0.50                           436,266          0.50
     $3.83         25,000            4.48            3.83
     $4.06         61,200            4.38            4.06                            61,200          4.06
     $4.45         71,400            4.23            4.45
     $4.79         64,944            3.37            4.79                            64,944          4.79
     $4.90         66,300            4.23            4.90
     $6.81         27,060            3.12            6.81                             9,020          6.81
     $7.49         54,121            3.12            7.49                            18,040          7.49
    $11.00        203,457            2.50           11.00                           157,282         11.00
                  -------            ----           -----                           -------         -----
  $.50-11.00    1,053,045            4.57            4.09                           746,752          3.62
                =========                                                           =======


The weighted average fair value was estimated on the date of grant using the Black-Scholes option pricing model assuming no dividends, a volatility based on the Company's daily historical stock prices, the average expected life and a risk free interest rate of 6.5%.

The Company accounts for options in accordance with APB No. 25 and accordingly, no compensation cost has been recognized. If the Company had elected to recognize compensation cost consistent with the method prescribed by SFAS 123, net income would have been reduced by approximately $260,000, $265,000 and $249,000 (a decrease of $0.04, $0.05 and $0.05 on earnings per share) in fiscal 2000, 1999 and 1998, respectively.

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


Basic and diluted earnings per share are calculated as follows:

                                               Income Available to                   Average Common
                                               Common Shareholders                 Shares Outstanding
                                              2000             1999              2000              1999
      Basic                               $3,235,943        $3,638,036        5,999,420        6,189,565
      Dilutive effect of Stock Options             -                 -            1,820            4,611

      Diluted                             $3,235,943        $3,638,036        6,001,240        6,194,176

14.  CAPITAL STRUCTURE

As discussed in Note 1, the company reorganized in November 1997. After the reorganization, Holt's Cigar Holdings, Inc. has one class of common stock with a par value of $.001. In addition, the company is authorized to issue 1,000,000 shares of preferred stock, the features of which are subject to designation by the Board of Directors. On November 24, 1997, the Company effected its initial public offering by selling 1,750,000 shares at $11 per share. As discussed in
Note 12, the Company has options outstanding for the purchase of 1,053,045 shares of common stock.

In February 1998, the Company loaned certain employees a total of $84,892 to purchase shares of the company stock. In September 1998 1,250 share were returned to the Company in lieu of payment. The balance of the loans outstanding has been reflected as a reduction of stockholders' equity.


15.  SEGMENT INFORMATION

The Company has two reportable segments, Wholesale and Retail. Management evaluates the segments based on net sales and gross profit.


                              FISCAL 2000                             FISCAL 1999                         FISCAL 1998
                  WHOLESALE      RETAIL       TOTAL       WHOLESALE     RETAIL        TOTAL      WHOLESALE     RETAIL        TOTAL
                  ---------      ------       -----       ---------     ------        -----      ---------     ------        -----
Sales           $17,493,729  $15,428,410  $32,922,139   $14,092,257  $16,438,593  $30,530,850  $13,288,115  $15,778,780  $29,066,895

Cost of Sales     8,516,310    9,572,118   18,088,428     6,613,307   10,062,724   16,676,031    5,889,531   10,063,464   15,952,995

Gross Profit      8,977,419    5,856,292   14,833,711     7,478,950    6,375,869   13,854,819   $7,398,584   $5,715,316  $13,113,900

The Company is currently in the process of splitting the retail segment into two segments, the traditional retail store business and the catalog business. Management currently analyzes these segments only at the sales level. Prior to fiscal 2000 the Company' s reporting systems were not designed to separately report these two segments and management analyzed them as one. Sales in fiscal 2000 for the retail store and catalog segments were $4,844,000 and $10,584,000, respectively. Sales in fiscal 1999 for the retail store and catalog segments were $5,688,000 and $10,750,000, respectively.

16.  PRO FORMA AND SUPPLEMENTAL INFORMATION (UNAUDITED)

PRO FORMA NET INCOME PER SHARE
The computations of basic earnings per share is based on the weighted average numbed of outstanding common shares during the period plus common stock equivalents, if dilutive, consisting of shares subject to stock options.

Pro forma net income per shares is based on net income per share decreased to give effect to the increased amortization costs of $8,125 for the year ended March 31, 1998 which would have resulted if the goodwill created at the reorganization had existed at March 31, 1997.

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

QUARTERLY DATA  (UNAUDITED)
FINANCIAL DATA

The following table presents the unaudited quarterly financial data for the Company's last two completed fiscal years:

                                                    Quarterly Financial Data (unaudited)
                                                 (in thousands except for earnings per share)
                                       First Quarter    Second Quarter   Third Quarter   Fourth Quarter
      Year Ended March 31, 2000
         Net Sales                            $8,301            $8,950          $9,056           $6,615
         Gross Profit                          3,849             3,824           4,028            3,133
         Income From Operations                1,580             1,403           1,189              380
         Net Income                            1,043             1,000             881              312
         Earnings per share                    $0.17             $0.17           $0.15            $0.05

      Year Ended March 31, 1999
         Net Sales                            $7,300            $8,260          $9,315           $5,656
         Gross Profit                          3,281             3,662           4,362            2,550
         Income From Operations                1,409             1,553           1,788              187
         Net Income                              966             1,126           1,272              275
         Earnings per share                    $0.16              0.18           $0.21            $0.04


COMMON SHARES

The following are the high and low closing prices of the common shares of the Company for fiscal years ended March 31, 2000, 1999 and 1998 as traded on the NASDAQ stock exchange. The commencement of public trading (NASDQ:
HOLT) was November 27, 1997.

                          First Quarter           Second Quarter          Third Quarter           Fourth Quarter
                         High        Low         High        Low         High        Low         High        Low
Fiscal Year 2000        $4.875      $3.375      $4.375      $3.750      $3.875      $3.375      $4.188      $3.125
Fiscal Year 1999        $8.250      $5.750      $5.828      $3.186      $7.843      $3.431       $5.63      $3.750
Fiscal Year 1998          $-          $-          $-          $-        $11.25     $10.375      $10.125     $6.875

No cash dividends have been declared.

                 Schedule II - VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED MARCH 31, 1998, 1999 and 2000

                                                             Charged       Charged to
                                            Balance at       to costs        other                        Balance at
                                            Beginning          And          accounts       Deductions       end of
Description                                 of period        Expenses       described       describe        period
-----------                                 ----------       --------      ----------      ----------     ----------
Year ended March 31, 1998
Allowance for doubtful accounts                $34,500         $85,500                                      $120,000
Inventory reserve                              $    --        $317,045                                      $317,045

Year ended March 31, 1999
Allowance for doubtful accounts               $120,000                                        $45,000        $75,000
Inventory reserve                             $317,045                                        $25,045       $292,000

Year ended March 31, 2000
Allowance for doubtful accounts                $75,000                                         $1,000        $74,000
Inventory reserve                             $292,000                                        $90,000       $202,000

Allowance for doubtful accounts was decreased as a result of management's analysis of historical write-offs and the current customer aging and base.

Inventory reserve analysis at year end and historical analysis reflected a requirement of $202,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

              HOLT'S CIGAR HOLDINGS, INC.



              By: /s/ MICHAEL PITKOW
              ----------------------
              Michael Pitkow, Executive Vice President and Secretary



Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the Company and in the capacities indicated as of June 28, 2000.


                  SIGNATURE                                       TITLE                                        DATE
                  ---------                                       -----                                    -------------
/s/ ROBERT G. LEVIN                                 Chairman, Chief Executive Officer                      June 28, 2000
------------------------------
Robert G. Levin                                          President and Director

/s/ MICHAEL PITKOW                                 Chief Operating Officer, Executive                      June 28, 2000
------------------------------
Michael Pitkow                                         Vice President and Director

/s/ KEITH GOORSKY                                        Chief Financial Officer                           June 28, 2000
------------------------------
Keith Goorsky

/s/ HARVEY W. GROSSMAN                                          Director                                   June 28, 2000
------------------------------
Harvey W. Grossman

/s/ MARVIN B. SHARFSTEIN                                        Director                                   June 28, 2000
------------------------------
Marvin B. Sharfstein

/s/ CARLOS A. FUENTE, SR.                                       Director                                   June 28, 2000
------------------------------
Carlos A. Fuente, Sr.

/s/ CARLOS P. FUENTE, JR.                                       Director                                   June 28, 2000
------------------------------
Carlos P. Fuente, Jr.