Form 10-Q
period 2000-06-30
HOLTS CIGAR HOLDINGS INC
filed 2000-08-11
CIK 1045549

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

                    For the three months ended June 30, 2000

                         Commission file number 0-23403

                           HOLT'S CIGAR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                      51-0350003
       (State or other jurisdiction         (I.R.S. Employer
           of incorporation or            Identification No.)
              organization)


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


                                        Yes [X]   No [_]


      Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

                                  Class: Common
                    Outstanding at August 10, 2000: 6,245,593

                           HOLT'S CIGAR HOLDINGS, INC.
                                AND SUBSIDIARIES


                               INDEX TO FORM 10-Q


                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

      Consolidated Balance Sheets as of June 30, 2000
      And March 31, 2000                                               3

      Consolidated Statements of Operations for the
      Three Month Period ended June 30, 2000 and 1999                  4

      Consolidated Statements of Shareholders' Equity for the
      Three Month Period ended June 30, 2000                           5

      Consolidated Statements of Cash Flows for the
      Three Month Period ended June 30, 2000 and 1999                  6

      Notes to Consolidated Financial Statements                       7


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations            8


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports of Form 8-K                        10


SIGNATURES                                                            11

\                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                   06/30/00             03/31/00
                                                                                 (UNAUDITED)
CURRENT ASSETS:
     Cash                                                                       $  4,595,386           $  2,882,393
     Investment Securities                                                         4,258,468              4,183,179
     Accounts Receivable (Net of $73,526 and $73,511 Allowance for
     June and March, respectively)                                                 2,707,360              2,170,445
     Inventory (Net of $202,000 reserve for June and March)                        6,278,206              7,559,416
     Deferred Income Taxes                                                           106,885                106,885
     Prepaid Expenses and Other Current Assets                                       416,975                390,033
     Income Taxes                                                                    135,207                602,704
                                                                                ------------           ------------

     TOTAL CURRENT ASSETS                                                         18,498,487             17,895,055
                                                                                ------------           ------------

Investment Securities                                                              7,907,480              7,897,483
Property and Equipment (Net of $879,457 and $749,050 Accumulated
 depreciation for June and March, respectively)                                    2,217,832              2,048,521
Loan Receivable - Officer                                                            700,000                700,000
Deferred Income Taxes                                                                 26,930                 26,930
Other Assets (Net of $270,243 and $238,238 Amortization for June
 and March, respectively)                                                            771,189                753,929
                                                                                ------------           ------------

TOTAL ASSETS                                                                      30,121,918             29,321,918
                                                                                ============           ============

CURRENT LIABILITIES:
     Accounts Payable                                                                664,225                617,735
     Due to related Party                                                          1,166,711              1,348,266
     Accrued Expenses and Other Current Liabilities                                  384,852                401,180
                                                                                ------------           ------------

     TOTAL CURRENT LIABILITIES                                                     2,215,788              2,367,181
                                                                                ------------           ------------

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.001 par value, 25,000,000 shares authorized,
      none issued                                                                       --                     --
     Common Stock, $001 par value, 25,000,000 shares authorized,
      6,245,593 issued at June and March and 5,846,478 outstanding
      and 5,847,728 outstanding at June and March.                                     6,246                  6,246
     Additional Paid-in Capital                                                   20,054,541             20,054,541
     Retained Earnings                                                             9,620,317              8,685,335
                                                                                ------------           ------------
     Subtotal                                                                     29,681,104             28,746,122
                                                                                ------------           ------------
     Treasury Stock, 399,115 and 397,865 shares at cost, respectively             (1,723,172)            (1,716,141)
     Stock Purchase Loans                                                            (65,597)               (75,244)
     Other Comprehensive Income - Available for Sale Investments                      13,795                   --
                                                                                ------------           ------------

     TOTAL STOCKHOLDERS' EQUITY                                                   27,906,130           $ 26,954,737
                                                                                ------------           ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 30,121,918           $ 29,321,918
                                                                                ============           ============


The accompanying notes are an integral part of these consolidated financial statements.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2000 and 1999

                                                     2000                1999
                                                  ----------          ----------
                                                 (UNAUDITED)         (UNAUDITED)
Net sales                                         $8,742,419          $8,206,958

Cost of goods sold                                 4,957,433           4,452,148
                                                  ----------          ----------

Gross profit                                       3,784,986           3,754,810

Operating expenses                                 2,550,384           2,157,006
                                                  ----------          ----------

Income from operations                             1,234,603           1,597,804

Other income                                         234,475             140,774
                                                  ----------          ----------

Income before income taxes                         1,469,078           1,738,578

Provision for income tax                             534,095             695,430
                                                  ----------          ----------

Net income                                        $  934,983          $1,043,148
                                                  ==========          ==========


Net income per share (basic and diluted)          $     0.16          $     0.17
                                                  ==========          ==========

Weighted average number of shares(1)               5,847,041           6,108,184
                                                  ==========          ==========



1 The weighted average number of shares restated for the stock dividends effected in fiscal 2000.

The accompanying notes are an integral part of these consolidated financial statements.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

                                                Additional                                   Stock       Other
                                    Common       Paid-In       Retained     Treasury        Purchase  Comprehensive
                                     Stock       Capital       Earnings       Stock          Loans       Income        Total
                                     ------    -----------    ----------    -----------     --------     -------    -----------
Balance at March 31, 2000            $6,246    $20,054,541    $8,685,334    $(1,716,141)    $(75,244)    $  --      $26,954,736

Net Income                                                       934,983                                                934,983

Stock Dividend                         --             --            --             --

Purchase of Common Stock               --             --            --           (7,031)       9,647        --            2,616

Market Price - Available for Sale
Investments                            --             --            --             --           --        13,795         13,795
                                     ------    -----------    ----------    -----------     --------     -------    -----------

Balance at June 30, 2000             $6,246    $20,054,541    $9,620,317    $(1,723,172)    $(65,597)    $13,795    $27,906,130
                                     ======    ===========    ==========    ===========     ========     =======    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                                     June 30,            June 30,
                                                                                       2000                1999
                                                                                    (UNAUDITED)         (UNAUDITED)
                                                                                    -----------         -----------
Cash Flows from operating activities:
     Net Income                                                                     $   934,982         $ 1,043,144
     Adjustments to reconcile net income to net cash provided by operations:
          Depreciation and amortization                                                 158,412              73,064
          Write off of stock purchase loans                                               2,616
          (Increase) decrease in:
              Investments                                                               (71,491)             35,617
              Accounts receivable                                                      (536,915)           (939,411)
              Inventory                                                               1,281,210             (51,366)
              Prepaid expenses and other assets                                         (72,207)           (226,622)

           Increase (decrease) in:
              Accounts payable and due to related party                                (135,065)            891,350
              Accrued expenses and other current liabilities                            (16,328)             99,405
              Income taxes payable                                                      467,497             587,642
                                                                                    -----------         -----------
                    Net cash provided by operating activities                         2,012,711           1,519,823
                                                                                    -----------         -----------
Cash flows from investing activities:

     Purchase of property, equipment and other assets                                  (299,718)           (107,213)
     Loan to shareholder                                                                   --              (700,000)
                                                                                    -----------         -----------
                    Net cash (used) in investing activities                            (299,718)           (807,213)
                                                                                    -----------         -----------

Cash flows from financing activities:
     Purchase of company stock                                                             --              (149,716)
                                                                                    -----------         -----------

                     Net cash provided by (used in) financing activities                   --              (149,716)
                                                                                    -----------         -----------

Net (Decrease) Increase in Cash                                                       1,712,993             555,849
Cash -- beginning of period                                                           2,882,393           5,010,009
                                                                                    -----------         -----------

Cash -- end of period                                                               $ 4,595,386         $ 5,565,859
                                                                                    ===========         ===========

Supplemental disclosures:

     Income taxes paid                                                              $    95,643         $   128,400
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

These financial statements have been prepared by management without audit but in accordance with generally accepted accounting principals applicable to interim financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the audited combined financial statements and notes thereto for the year ended March 31, 2000 contained in the Company's Annual Report on Form 10-K. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature. The results of operations for the three months ended June 30, 2000 and 1999 are not necessarily indicative of the operating results to be expected for a full year.

(2)   Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of expenses during the reported period and related disclosures.

(3)   Segment Information

The Company has two reportable segments, wholesale and retail. Management evaluates the segments based on net sales and gross profit.

Three Months Ended  June 30,

                                               2000                                                 1999
                          -----------------------------------------------       -----------------------------------------------
                          WHOLESALE           RETAIL         CONSOLIDATED       WHOLESALE           RETAIL         CONSOLIDATED
                          ----------        ----------        ----------        ----------        ----------        ----------
Net Sales                 $4,746,364        $3,996,055        $8,742,419        $4,080,020        $4,126,938        $8,206,958


Cost of Goods Sold         2,345,297         2,612,136         4,957,433         1,898,497         2,553,651         4,452,148
                          ----------        ----------        ----------        ----------        ----------        ----------


Gross Profit              $2,401,067        $1,383,919        $3,784,986        $2,181,523        $1,573,287        $3,754,810
                          ==========        ==========        ==========        ==========        ==========        ==========


The Company is currently in the process of splitting the retail segment into two segments, the traditional retail store business and the catalog business. Management currently analyzes these segments only at the sales level. Prior to April 1999 the Company' s reporting systems were not designed to separately report these two segments and management analyzed them as one. Sales in the quarter ended June 2000 for the retail store and catalog segments were $1,182,915 and $2,813,140, respectively. Sales in the quarter ended June 1999 for the retail store and catalog segments were $1,323,593 and $2,803,345, respectively.

(3)   Sale of Ashton Pipe

In May the Company sold the inventory and assets of its Ashton Pipe operation to a third party to allow Ashton management to concentrate efforts on growing the Peterson Pipe line. The hand made high end pipe business was a small portion of the wholesale division. The business achieved less than $300 thousand in sales last year and contributed a minimal profit.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors. For information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information in the Company's Annual Report on Form 10-K for the year ended March 31, 2000 as filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain items in the Company's statement of operations for the periods indicated:

                                     Three Months Ended
                                         June 30,
                                  ---------------------
                                   2000           1999
                                  ------         ------
Net sales                          100.0%         100.0%

Cost of goods sold                  56.7           54.3
                                  ------         ------

Gross profit                        43.3           45.7

Operating expenses                  29.2           26.3
                                  ------         ------

Income from operations              14.2           19.5

Other income                         2.7            1.7
                                  ------         ------

Income before income taxes          16.8%          21.2%
                                  ======         ======


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

NET SALES. Net sales increased approximately $535 thousand or 6.5% to $8.7 million in Fiscal 2001 from $8.2 million in Fiscal 2000. The net sales increase is a result of a 16.3% or $666 thousand increase in net sales of premium cigars in the wholesale division partially offset by a 3.2% or $131 thousand decrease in net sales of the retail divisions. The increase in sales of premium cigars in the wholesale division is the result of the increasing strength of the Ashton brand, increased availability of premium cigars from the Company's suppliers, and the introduction of the Ashton VSG brand of premium cigars. Also contributing is the increased market penetration by a dedicated sales force, the addition of the Antillian Cigar (Sosa) brands and the continued demand for Ashton premium cigars. The decrease in the retail divisions is the result of a small increase in mail order sales and a decrease in retail traffic caused by the general downward trend in retail cigar sales and local retail competition at the flagship store in downtown Philadelphia.

GROSS PROFIT. Gross profit increased approximately $30 thousand or 0.8% from $3.8 million in Fiscal 2000 to $3.8 million in Fiscal 2001. The increase in volume contributed $245 thousand to gross profit. Gross profits, as a percentage of net sales were 43.3% for Fiscal 2001 and 45.7% for Fiscal 2000. This decrease of 2.4 percentage points is primarily the result of the addition of the Antillian Sosa brand of premium cigars to the product line which carries a lower gross margin than the Ashton brand in the wholesale division and special discount offers in an attempt to boost sales in the retail divisions.

OPERATING EXPENSES. Operating expenses increased $393 thousand or 18.2% from $2.2 million in the quarter ended June 1999 to $2.6 million in the quarter ended June 2000. This increase is a result of increased selling expenses for amortization of the E-Commerce initiative, postage for an advertising mailing and freight out, additional warehouse and office staff to handle the additional wholesale business and additional expenses associated with the system conversion. As a percentage of net sales, operating expenses increased from 26.3% in Fiscal 2000 to 29.2% in Fiscal 2001.

OTHER INCOME. Other income increased $94 thousand due to lower market fluctuations in the investments and higher interest income.

LIQUIDITY AND CAPITAL RESERVES

The Company has historically financed its business through a combination of cash generated from operations and bank debt. Net cash provided by operations for the three months ended June 30, 2000 of $1,196 thousand consisted primarily of net income and decreases in inventory and income taxes payable, offset by increases in accounts receivable and decreases in accounts payable. Net cash provided by operations for the three months ended June 30, 1999 of $1,520 thousand consisted primarily of net income and increases in accounts payable and income taxes payable, offset by increases in accounts receivable and prepaid expenses.

The Company has a $4,000,000 line of credit with a Bank with borrowings thereunder accruing at the bank's prime rate (9% at June 30, 2000)less 0.25%. At June 30, 2000, the Company had no borrowings under the line of credit.

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

Item 6.  Exhibits and Reports on Form 8-K

      a.    Exhibits

            27.1  Financial Data Schedule

            99.1 Financial Statements and accompanying Notes incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-36263) pursuant to Rule 12b-23(a)(3)

            99.2 Risk factors incorporated by reference from the Company's Annual report on form 10-K for the period ended March 31,2000 pursuant to Rule 12b-23(a)(3)

      b. The Company did not file any reports on File 8-K during the three months ended June 30, 2000.

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



Date: August 10, 2000