Form 10-Q
period 2000-09-30
HOLTS CIGAR HOLDINGS INC
filed 2000-11-13
CIK 1045549

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

                  For the three months ended September 30, 2000

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

                                 (215) 676-8778
                                  -------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                              Yes /x/    No / /



         Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

                                  Class: Common
                   Outstanding at November 7, 2000: 5,846,478

                           HOLT'S CIGAR HOLDINGS, INC.
                                AND SUBSIDIARIES


                              INDEX TO FORM 10-Q



                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheets as of September 30, 2000
         And March 31, 2000                                             3

         Consolidated Statements of Operations for the
         Three Month Period ended September 30, 2000 and 1999           4

         Consolidated Statements of Operations for the
         Six Month Period ended September 30, 2000 and 1999             5

         Consolidated Statements of Shareholders' Equity for the
         Six Month Period ended September 30, 2000                      6

         Consolidated Statements of Cash Flows for the
         Six Month Period ended September 30, 2000 and 1999             7

         Notes to Consolidated Financial Statements                     8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations             9


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports of Form 8-K                         11


SIGNATURES                                                             12

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        9/30/2000           3/31/2000
                                                                                      ------------        ------------
                                                                                       (UNAUDITED)
CURRENT ASSETS:
      Cash                                                                            $  6,676,539        $  2,882,393
      Investment Securities                                                              4,420,695           4,183,179
      Accounts Receivable (Net of $73,526 and $73,511 Allowance, respectively)           3,159,207           2,170,445
      Inventory (Net of $202,000 reserve, respectively)                                  5,446,550           7,559,416
      Deferred Income Taxes                                                                106,885             106,885
      Prepaid Expenses and Other Current Assets                                            255,584             390,032
      Prepaid Income Taxes                                                                 243,238             602,704
                                                                                      ------------        ------------

TOTAL CURRENT ASSETS                                                                    20,308,698          17,895,054
                                                                                      ------------        ------------

      Investment Securities                                                              7,967,520           7,897,483
      Property and Equipment (Net of $942,390 and $749,050 accumulated
           depreciation, respectively)                                                   2,682,750           2,048,521
      Loan Receivable - Officer                                                            700,000             700,000
      Deferred Income Taxes                                                                 26,930              26,930
      Other Assets (Net of $298,693 and $238,238 amortization for,
      respectively)                                                                        758,203             753,929
                                                                                      ------------        ------------

TOTAL ASSETS                                                                            32,444,101          29,321,917
                                                                                      ============        ============
CURRENT LIABILITIES:
      Accounts Payable                                                                   1,118,450             617,735
      Due to Related Party                                                               1,498,573           1,348,266
      Accrued Expenses and Other Current Liabilities                                       798,193             401,180
                                                                                      ------------        ------------

TOTAL CURRENT LIABILITIES                                                                3,415,216           2,367,181
                                                                                      ------------        ------------
STOCKHOLDERS' EQUITY:
      Preferred Stock, $.001 par value, 25,000,000 shares authorized,
           none issued                                                                          --                  --
      Common Stock, $.001 par value, 25,000,000 shares authorized,
           6,245,593 issued, respectively, 5,846,478 and 5,847,728 outstanding,
           respectively                                                                      6,246               6,246
      Additional Paid-in Capital                                                        20,054,541          20,054,541
      Retained Earnings                                                                 10,748,014           8,685,334
                                                                                      ------------        ------------
           Subtotal                                                                     30,808,801          28,746,121
                                                                                      ------------        ------------
      Treasury Stock, 399,115 and 397,865 shares at cost, respectively                  (1,723,172)         (1,716,141)
      Stock Purchase Loans                                                                 (65,597)            (75,244)
      Unrealized gain on Available for Sale Investments                                      8,853                  --
                                                                                      ------------        ------------

TOTAL STOCKHOLDERS' EQUITY                                                              29,028,885          26,954,736
                                                                                      ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 32,444,101        $ 29,321,917
                                                                                      ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 2000 and 1999

                                                  2000             1999
                                                  ----             ----
                                               (UNAUDITED)      (UNAUDITED)

Net sales                                      $9,947,821       $8,890,873

Cost of goods sold                              5,507,542        5,126,167
                                               ----------       ----------

Gross profit                                    4,440,279        3,764,706

Operating expenses                              2,737,878        2,337,058
                                               ----------       ----------

Income from operations                          1,702,401        1,427,648

Other income                                      267,630          209,425
                                               ----------       ----------

Income before income taxes                      1,970,031        1,637,073

Income taxes                                      842,335          636,675
                                               ----------       ----------

Net income                                      1,127,696        1,000,398
                                               ==========       ==========


Net income per share (basic and diluted)       $     0.19       $     0.17
                                               ==========       ==========

Weighted average number of shares               5,846,899        6,048,186
                                               ==========       ==========



The accompanying notes are an integral part of these consolidated financial statements.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Six Months Ended September 30, 2000 and 1999


                                                  2000              1999
                                                  ----              ----
                                               (UNAUDITED)       (UNAUDITED)

Net sales                                      $18,690,241       $17,097,832

Cost of goods sold                              10,464,975         9,578,315
                                               -----------       -----------

Gross profit                                     8,225,266         7,519,517

Operating expenses                               5,288,262         4,494,063
                                               -----------       -----------

Income from operations                           2,937,004         3,025,454

Other income                                       502,106           350,195
                                               -----------       -----------

Income before income taxes                       3,439,110         3,375,649

Income taxes                                     1,376,430         1,332,105
                                               -----------       -----------

Net income                                       2,062,680         2,043,544
                                               ===========       ===========


Net income per share (basic and diluted)       $      0.35       $      0.34
                                               ===========       ===========

Weighted average number of shares                5,874,838         6,078,421
                                               ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                                 Additional                                  Stock            Other
                                     Common        Paid-In      Retained      Treasury      Purchase      Comprehensive
                                      Stock        Capital      Earnings       Stock         Loans            Income       Total
                                    -----------  -----------   -----------   -----------   -----------    -------------  -----------


 Balance at March 31, 2000          $     6,246  $20,054,541   $ 8,685,334   $(1,716,141)  $   (75,244)       $     --   $26,954,736

 Net Income                                                      2,062,680                                                 2,062,680

 Stock Dividend                              --           --            --            --            --              --            --

 Purchase of Common Stock                    --           --            --        (7,031)        9,647                         2,616

 Market Price - Available for Sale
   Investments                               --           --            --            --            --           8,853         8,853
                                    -----------  -----------   -----------   -----------   -----------        --------   -----------


 Balance at September 30, 2000      $     6,246  $20,054,541   $10,748,014   $(1,723,172)  $   (65,597)       $  8,853   $29,028,885
                                    ===========  ===========   ===========   ===========   ===========        ========   ===========



The accompanying notes are an integral part of these consolidated financial statements.

                  HOLT'S CIGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                  September 30,       September 30,
                                                                                      2000                1999
                                                                                   (UNAUDITED)         (UNAUDITED)
Cash Flows from operating activities:
     Net Income                                                                    $ 2,062,680        $ 2,043,544
     Adjustments to reconcile net income to net cash provided by operations:
          Depreciation and amortization                                                334,835            147,127
          Write off of stock purchase loans                                              2,616
          (Increase) decrease in:
              Investments                                                             (307,553)            (9,659)
             Accounts receivable                                                      (988,762)        (1,242,151)
              Inventory                                                              2,112,866         (1,095,008)
              Prepaid expenses and other assets                                         73,665           (395,455)
              Income tax receivable                                                    359,466           (102,179)

           Increase (decrease) in:
               Accounts payable and due to related party                               651,022            994,204
               Accrued expenses and other current liabilities                          405,865            101,048
               Income taxes payable                                                         --            (99,247)
                                                                                   -----------        -----------

                    Net cash provided by operating activities                        4,706,700            342,224
                                                                                   -----------        -----------

Cash flows from investing activities:
     Purchase of property, equipment and other assets                                 (912,554)          (143,320)
     Loan to shareholder                                                                    --           (700,000)
                                                                                   -----------        -----------

                      Net cash (used) in investing activities                         (912,554)          (843,320)
                                                                                   -----------        -----------

Cash flows from financing activities:
     Purchase of company stock                                                              --           (393,561)
                                                                                   -----------        -----------

                     Net cash provided by (used in) financing activities                    --           (393,561)
                                                                                   -----------        -----------

Net (Decrease) Increase in Cash                                                      3,794,146           (894,657)
Cash  ---- beginning of period                                                       2,882,393          5,010,009
                                                                                   -----------        -----------

Cash  ---- end of period                                                           $ 6,676,539        $ 4,115,352
                                                                                   ===========        ===========

Supplemental disclosures:
     Income taxes paid                                                             $ 1,060,200        $ 1,376,300
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

These financial statements have been prepared by management without audit but in accordance with generally accepted accounting principles applicable to interim financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the audited combined financial statements and notes thereto for the year ended March 31, 2000 contained in the Company's Annual Report on Form 10-K. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature. The results of operations for the six months ended September 30, 2000 and 1999 are not necessarily indicative of the operating results to be expected for a full year.

(2)      Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of expenses during the reported period and related disclosures.

(3)      Segment Information

The Company has two reportable segments, wholesale and retail. Management evaluates the segments based on net sales and gross profit.

Three Months Ended  September 30,

                                              2000                                             1999
                         ---------------------------------------------     --------------------------------------------
                          WHOLESALE          RETAIL       CONSOLIDATED      WHOLESALE         RETAIL       CONSOLIDATED
                         -----------      -----------      -----------     -----------      -----------     -----------

Net Sales                $ 6,100,412      $ 3,847,409      $ 9,947,821     $ 4,919,345      $ 3,971,528     $ 8,890,873

Cost of Goods Sold         2,945,610        2,561,932        5,507,542       2,623,304        2,502,863       5,126,167
                         -----------      -----------      -----------     -----------      -----------     -----------

Gross Profit             $ 3,154,802      $ 1,285,477      $ 4,440,279     $ 2,296,041      $ 1,468,665     $ 3,764,706
                         ===========      ===========      ===========     ===========      ===========     ===========

Six Months Ended September 30,

                                              2000                                             1999
                         ---------------------------------------------     --------------------------------------------
                           WHOLESALE         RETAIL        CONSOLIDATED     WHOLESALE          RETAIL       CONSOLIDATED
                         -----------      -----------      -----------     -----------      -----------     -----------
Net Sales                $ 10,846,775      $ 7,843,465     $ 18,690,241     $ 8,999,365      $ 8,098,467    $ 17,097,832

Cost of Goods Sold          5,290,905        5,174,069       10,464,975       4,521,799        5,056,516       9,578,315
                          -----------      -----------      -----------     -----------      -----------     -----------

Gross Profit              $ 5,555,870      $ 2,669,396      $ 8,225,266     $ 4,477,566      $ 3,041,951     $ 7,519,517
                          ===========      ===========      ===========     ===========      ===========     ===========

The Company is currently in the process of splitting the retail segment into two segments, the traditional retail store business and the catalog business. Management currently analyzes these segments only at the sales level. Prior to fiscal 2000 the Company' s reporting systems were not designed to separately report these two segments and management analyzed them as one. Sales in the quarter ended September 2000 for the retail store and catalog segments were $1,138,278 and $2,709,132, respectively. Sales in the quarter ended September 1999 for the retail store and catalog segments were $1,178,730 and $2,792,799, respectively. Sales in the six months ended September 2000 for the retail store and catalog segments were $2,321,193 and $5,522,272, respectively. Sales in the six months ended September 1999 for the retail store and catalog segments were $2,502,324 and $5,596,143, respectively.

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


RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain items in the Company's statement of operations for the periods indicated:


                                           Three Months Ended            Six Months Ended
                                         ----------------------        ----------------------
                                                 30-Sep                        30-Sep
                                         ----------------------        ----------------------
                                          2000           1999           2000           1999
                                         -------        -------        -------        -------

        Net sales                         100.00%        100.00%        100.00%        100.00%
        Cost of goods sold                 55.36          57.66          55.99          56.02
                                         -------        -------        -------        -------
        Gross profit                       44.64          42.34          44.01          43.98
        Operating expenses                 27.52          26.29          28.29          26.28
                                         -------        -------        -------        -------
        Income from operations             17.11          16.06          15.71          17.69
        Other income                        2.69           2.36           2.69           2.05
                                         -------        -------        -------        -------
        Income before income taxes         19.80%         18.41%         18.40%         19.74%
                                         =======        =======        =======        =======

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

 NET SALES. Net sales increased approximately $1.0 million or 11.9% to $9.9 million in Fiscal 2001 from $8.9 million in Fiscal 2000. The net sales increase is a result of a 24.0% or $1.2 million increase in net sales in the wholesale division partially offset by a 3.1% or $0.1 million decrease in net sales of the retail division. The increase in the wholesale division is the result of the increasing strength of the Ashton brand, the introduction of the Ashton VSG brand of premium cigars and the addition of the Peterson of Dublin line of pipes. Also contributing to the increase is the increased market penetration by a dedicated sales force and the continued demand for premium cigars. The decrease in the retail division is the result of a decrease in both mail order sales and in retail traffic caused by the general downward trend in retail cigar sales and local retail competition at the flagship store in downtown Philadelphia.

GROSS PROFIT. Gross profit increased approximately $0.6 million or 17.9% from $3.8 million in Fiscal 2000 to $4.4 million in Fiscal 2001. The increase in volume contributed $0.4 million to gross profit. Gross profits, as a percentage of net sales were 44.6% for Fiscal 2001 and 42.3% for Fiscal 2000. This increase of 2.3 percentage points is primarily the result of the product mix changes from last year with the sales increase coming from higher than average margin products in the wholesale division partially offset by additional discount offers in the retail division to boost sales.

OPERATING EXPENSES. Operating expenses increased $0.4 million or 17.1% from $2.3 million in the quarter ended September 1999 to $2.7 million in the quarter ended September 2000. This increase is primarily the result of increased operating expenses for labor and benefits associated with the wholesale sales force and additional warehouse and office staff to handle the additional wholesale business and increases in depreciation expense for the enterprise wide software system that was installed and our E-Commerce software. Freight out was also a contributing factor with rates rising from increased rates and fuel surcharges. As a percentage of net sales, operating expenses increased from 26.3% in Fiscal 2000 to 27.5% in Fiscal 2001.

OTHER INCOME. Other income increased slightly due to better performance of the investment portfolio.

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1999

NET SALES. Net sales increased approximately $1.6 million or 9.3% to $18.7 million in Fiscal 2001 from $17.1 million in Fiscal 2000. The net sales increase is a result of a 21% or $1.8 million increase in net sales in the wholesale division, Ashton Distributors. The increase in the wholesale division is the result of the increasing strength of the Ashton brand, the introduction of the Ashton VSG brand of premium cigars and the addition of the Peterson of Dublin line of pipes. Also contributing to the increase is the increased market penetration and the continued demand for premium cigars. This was partially offset by a 3.1% or $0.3 million decrease in net sales of the retail division as the result of a decrease in both mail order sales and in retail traffic caused by the general downward trend in retail cigar sales and local retail competition at the flagship store in downtown Philadelphia.

GROSS PROFIT. Gross profit increased approximately $0.7 million or 9.4% from $7.5 million in Fiscal 2000 to $8.2 million in Fiscal 2001. The increase in volume contributed $0.7 million to gross profit. Gross profits, as a percentage of net sales were 44.0% for Fiscal 2001 and 44.0% for Fiscal 2000. The wholesale division increased due to the product mix changes from last year with the sales increase coming from higher than average margin products. This was offset by additional discount offers in the retail divisions to boost sales lowering the profit.

OPERATING EXPENSES. Operating expenses increased $0.8 million or 17.7% from $4.5 million in the six month period ended September 1999 to $5.3 million in the quarter ended September 2000. This increase is primarily the result of increased labor and benefits associated with the wholesale sales force and additional warehouse and office staff to handle the additional wholesale business and increases in depreciation expense for the enterprise wide software system that was installed and our E-Commerce initiative. Increased packaging expenses and freight out expense were also contributing factors with freight rate increases and fuel surcharges. As a percentage of net sales, operating expenses increased from 26.3% in Fiscal 2000 to 28.3% in Fiscal 2001.

OTHER INCOME. Other income increased $0.2 million due to improved performance of the investment portfolio.

LIQUIDITY AND CAPITAL RESERVES

The Company has historically financed its business through a combination of cash generated from operations and bank debt. Net cash provided by operations for the six months ended September 30, 2000 of $4.7 million consisted primarily of net income and decreases in inventory, partially offset by increases in accounts receivable. Net cash provided by operations for the six months ended September 30, 1999 of $0.3 million consisted primarily of net income and increases in accounts payable, offset by increases in accounts receivable and inventory.

The Company has a $4,000,000 line of credit with a Bank with borrowings thereunder accruing at the bank's prime rate (9% at September 30, 2000) less 0.25%. At September 30, 2000, the Company had no borrowings under the line of credit.

The Company believes that cash generated by its operating activities, available investment portfolio and available bank borrowings will be sufficient to fund its operations and expansion programs for the foreseeable future.

IMPACT OF INFLATION

The Company does not believe that inflation has had a material impact on its net sales or results of operations.

SUBSEQUENT EVENTS

HCH Acquisition Corp., a Delaware corporation (the "Offeror"), is making a tender offer for all of the outstanding shares of common stock, par value $0.001 per share, of Holt's Cigar Holdings, Inc. not already beneficially owned by the shareholders of the Offeror, Fuente Investment Partnership and Robert G. Levin. A condition of the making of the tender offer by the Offeror was a favorable recommendation by the Company's Board of Directors to its shareholders that they tender their shares in response to the offer. On November 8, 2000, the Board resolved to make such a recommendation based on a report it received from a special committee of independent directors which it appointed to analyze the offer and negotiate its terms. The special committee retained counsel and an investment banking firm which rendered a fairness opinion with respect to the offer. The tender offer is expected to be filed with the Securities and Exchange Commission.

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

         b. The Company did not file any reports on File 8-K during the three months ended September 30, 2000.

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


                                    HOLT'S CIGAR HOLDINGS, INC.




                                    /s/ Robert G. Levin
                                    ---------------------------------------
                                    Robert G. Levin, President and Chairman



                                    /s/ Keith A. Goorsky
                                    ---------------------------------------
                                    Keith A. Goorsky, Chief Financial Officer



Date: November 8, 2000